Form 10-Q
period 2009-03-31
Willing Holding, Inc.
filed 2009-05-14
CIK 1449709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-53234

Willing Holding, Inc.

(Exact name of Registrant as specified in its charter)

Florida	26-0655541
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

3 Centerview Drive

Suite 240

Greensboro, North Carolina  27407

(Address of principal executive offices)

(336) 294-4212

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of April 25, 2009 was 1,885,880.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Willing Holding, Inc.

(A Development Stage Company)

Balance Sheets

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and Cash Equivalents	$10,137	$5,259
Marketable Securities	1,500	7,000
Prepaid Expenses	273,600	303,600

Total Current Assets	285,237	315,859
Fixed Assets	381,087	427,232
Prepaid Expenses and Deposits	841,905	910,305

Total Assets	$1,508,229	$1,653,396
Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	506,540	419,957
Related Party Payable	$119,791	$103,251
Due to Former Parent	127,945	127,945
Judgment and Settlements Payable	2,113,428	2,113,428
Current Portion of Long Term Debt	117,278	117,278
Total Current Liabilities	2,984,982	2,881,859
Long Term Debt	421,814	445,894
Total Liabilities	3,406,796	3,327,753
Stockholder’s Equity:
Preferred Stock, 10,000,000 authorized 0 issued and outstanding @.001	—	—
Common Stock, 150,000,000 shares authorized, issued and outstanding 1,885,880 and 1,760,880 shares @.0001	190	177
Additional Paid in Capital	5,356,713	4,996,726
Retained Deficit	(7,255,470)	(6,671,260)
Total Stockholder’s Equity (Deficit)	(1,898,567)	(1,674,357)
Total Liabilities and Stockholder’s Equity	$1,508,229	$1,653,396

The accompanying notes are an integral part of these financial statements.

WILLING HOLDING, INC.

STATEMENT OF OPERATIONS

	For the quarter ended March 31,
	2009	2008
Revenues	$95,872
Expenses:			—
Wages	82,355
Loan Fees	46,698
Stock for Services	360,000
Selling General and Administrative Costs	185,529
Total Expenses	674,582
Loss from Operations	(578,710)
Other Expenses:
			—
Comprehensive Loss	(5,500)
Total Other Expenses	(5,500)		—

Net (Loss)	$(584,210)	$

Profit (Loss) Per Share	$(0.320)		$—

Weighted Average Shares Outstanding	1,823,380		—

The accompanying notes are an integral part of these financial statements.

WILLING HOLDING, INC.

STATEMENT OF CASH FLOWS

	For the Quarter Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net Profit (Loss) for Period	$(584,210)	$—
Depreciation	30,000
Adjustments to reconcile net loss to
cash used by operating activities
Share issuance	360,000
Disposition of property and equipment		—
Changes in Assets and Liabilities
Marketable Securities	5,500
Loans held for resale
Prepaid Costs and Advances	98,400	—
Due to Affiliate	—	—
Accounts Payable and Judgments Payable	86,583
Cash Provided (Used) By Operations	(3,727)	—
Net Cash Used by Investing Activities
Purchase of Assets	—	—
Disposition of Assets	16,145
Cash Provided by Investing Activities	16,145	—
Net Cash Provided by Financing Activities
Proceeds of Common Stock and Contribution	—	—
Proceeds from Related Party	16,540
Decrease in Debt	(24,080)
Cash Used for Financing Activities	(7,540)	—

Increase (Decrease) in Cash	4,878	—
Cash-Beginning	5,259
Cash-End	$10,137	$—

Supplemental disclosures:
Income Taxes paid	$—	$—
Interest Expense	$—	$—

The accompanying notes are an integral part of these financial statements.

WILLING HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

Note 1 – Organization and Significant Accounting Policies

Organization and Line of Business

Willing Holding, Inc. formerly Perfect Web Inc. was incorporated in the state of Florida in November of 2005. For the years 2006, 2007 and until July 2008 the Company was a wholly owned subsidiary of Perfect Web Technologies, Inc. when it was spun out as a separate Company. The Company has entered the business of telemarketing and Internet marketing that manages a call center employing either a live operator or a recorded message, in which case it is known as “automated telemarketing” using voice broadcasting to acquire potential clients as well as continuing through its wholly owned subsidiary New World Mortgage, as a mortgage broker.

Prior to the emergence of a economic slowdown and its adverse effect on the mortgage and housing industries, New World developed an e-commerce platform that combines search engine organization and website design for small businesses, its primary market. The service, located at www.toprankedlisting.com, is focused on placing its clients in the top of the major search engines local directories that include those provided by Yahoo and Google.

Additionally the Company intends to concentrate its business in the telecom industry that it anticipates will include; one-stop service capabilities to development, design, engineer, project management, installation, construction, operation and ongoing maintenance services for both telecommunications/communication systems.

Basis of Presentation/Principles of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The financial statements include the accounts of the Company, and its newly acquired 100% owned subsidiary, New World Mortgage which was acquired on April 15, 2008.

The Company treated this acquisition as a purchase and as such has included in the statement of operations their activity from April 15, 2008 to December 31, 2008 and then from January 1, 2009 to March 31, 2009.

All intercompany transactions have been eliminated in consolidation.

Business Condition

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2008 the Company had significant operating losses, and limited liquid assets. The continuation of the Company is dependent upon improved economic conditions, financial support, as well as becoming profitable.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. For stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. Stock option awards are valued using the Black-Scholes option-pricing model.

As there is no trading history and the Company securities are not offered to the public, the Company has determined that the fair value of its stock, is the price paid when it raised funds or $2.88 per share.

During the year ended December 31, 2008 the Company issued 1,760,880 shares of stock, 125,000 for cash of $360,000, which was later cancelled and converted to debt, 735,000 shares for services rendered, $913,100 included as an expense under general and administrative costs in the statement of operations, and $1,203,700 as a prepaid expense related to the unamortized portion of services rendered, under various agreements at December 31, 2008.

The company also issued 25,000 shares in connection with its purchase of New World Mortgage.

In July of 2008 the company issued 1,000,880 shares of stock valued at $2.88 to the shareholders of Perfect Web Technology Inc. as consideration for the spin off. The company then impaired this transaction as it could not determine, sufficiently, the economic value in future periods.

In February 2009 the Company issued 125,000 shares of stock to a consultant valued at $2.88 per share equaling $360,000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, other current assets, accounts payable, accrued interest and due to related party, the carrying amounts approximate fair value due to their short maturities.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Impairment of Long-Lived Assets

SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company reviewed the acquisition and concluded based upon future cash flows that an impairment was not warranted as it related to Goodwill, but did impair the issuance of shares for the spin off.

Advertising Costs

These costs are expensed as incurred. During the periods there was no advertising expense.

Income Taxes

The Company for 2006 and 2007 was a subsidiary and consolidated it losses with the Parent. In 2008 the company has a net operating loss carry forward of approximately 6.5 million dollars. As it is more likely than not, that the Company will not realize the benefit of this, no provision for a deferred tax asset has been established.

Earnings Per share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.

Comprehensive Loss

The Company has recognized an unrealized loss on the drop in market value of a publicly traded security. The Company purchased 500,000 shares of stock valued at time of purchase at $100,000.

At March 31, 2009, the market price of the stock was .003 cents or $1,500. The loss for the quarter of $5,500 is included in the statement of operations under other expenses.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS No. 159 and there is no impact the adoption of SFAS No. 159 has on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We have adopted the recognition provisions of SFAS No. 158 and it did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS No. 157 and it has no impact on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. There is no impact of the application of the Interpretation to its financial statements.

Note 2 – Goodwill

The Company recognized goodwill, on its acquisition of New World Mortgage and its issuance of stock to the shareholders on record at the time of separation from the former Parent. The Company has evaluated the acquisition on future cash flows and has concluded that the acquisition should be impaired. The loss on impairment is shown in the statement of operations under other expense.

Note 3 – Fixed Assets

Fixed Assets consist of Autos, Computers, Furniture and Fixtures and other office equipment with asset lives of between three and five years At March 31, 2009:

Vehicles and other	$378,775
Furniture, Fixtures Equipment	624,406
Total	1,003,181

Accumulated Depreciation	622,094
Net	$381,087

Depreciation Expense was 30,000 for the period.

Note 4 – Debt

The Company’s debt at March 31, 2009 consisted of as follows:

2009
Warehouse Line, related to loans held for resale-Judgment	$702,751
Note payable to a Bank secured by vehicles	148,896
Note payable to a related party	119,791
Note payable to GMAC	58,997
Various Judgments for non payment	1,410,676
Note payable former shareholder	331,200
Total	2,772,311
Less Current Portion	2,350,497
Long Term Debt	$421,814

The Company in 2008 received a judgment notice for lack of payment for the amount indicated.

Note payable to a bank of $148,896 is payable in monthly installments of $3,160 with interest at 6.69% due in October 2013.

Note payable to a related party is due without interest payable on demand.

Note Payable to GMAC, is due with monthly payments of $1,180 interest free due October 2012.

The Company is liable on six judgments for various amounts related to obligations not satisfied equally $1,410,676. The Company has been unable to arrange any satisfactory agreement for payment.

The Company is obligated to a former shareholder. Payment terms indicate a monthly amount of $7,200.

Note 5 – Due to Former Parent

The Company’s debt consists of amounts owed the former Parent due on demand without interest for advance made by the Parent for expenses principally in 2007 and 2006.

Note 6 – Commitments and Contingencies

The Company has two rental agreements, the first for it wholly owned subsidiary located in California which is on a month to month lease agreement for office space of $3,000 per month plus a three year rental agreement commencing in April of 2008 for its parent of $1,242 per month.

Employment Agreements

Gideon Taylor, the founder and President, will receive a salary and bonus that shall be determined by the Company board of directors as well as five percent (5%) non-dilutive ownership interest represented by Preferred A stock that represents a minimum of five percent (5%) of the issued and outstanding stock of the Company and upon termination or resignation of Mr. Taylor he shall receive a severance of two million ($2,000,000.00) as long as the Employee has not committed the “for cause” violation.

Additionally Mr. Taylor received seven hundred fifty thousand shares (750,000 shares) of the Company’s Class B stock.

Kevin Leonard, the founder of New World Mortgages, Inc. will receive $200,000.00 in salary for the first year of service. Additionally Mr. Leonard will receive four hundred seventy-five thousand shares of the Company’s common stock (475,000 shares), and has the Option to purchase two hundred and fifty thousand shares (250,000 shares) at $2.50 per share for a period of five years from the date of the acquisition.

Mr. Leonard may at his option exchange the Options with the Company at $5.00 per share and the Company may opt to exchange Mr. Leonard’s Options at the greater of $10.00 per share or eighty percent (80%) of the price of the stock on the day of the exchange. The foregoing Option compensation is predicated on the performance of the company.

Litigation

The Company is involved in various lawsuits as a defendant which have resulted in judgments against them as detailed in note 4 to these financial statements. The company is also involved in 4 additional lawsuits where the ultimate result is unknown but is not expected to result in any future liability.

Note 7 – Related Party Transaction

In 2008 the Company issued 125,000 shares of stock to its President pursuant to an employment agreement from January 14, 2008 to 2009. The company has now recognized the expense portion in its statement of operations.

Note 8 – Segment Information

The Company is now involved in two different business segments-the first mortgage loans and the second Search Engine Fees. At March 31, 2009 the respective profit and losses were as follows.

Mortgage Revenues	$70,309

Expenses	86,446

Loss	(16,137)

Search Engine Revenues	25,563

Expenses	27,548

Loss	(1,985)

In addition to the above, losses from the parent totaled $566,078 consisting mainly of stock for services fees.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects”, and “plans” and similar expressions are intended to identify forward-looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, risks related to:

•	industry competition, conditions, performance and consolidation;
•	product demand and market acceptance risks;
•	legislative and/or regulatory developments;
•	the presence of competitors with greater financial resources than us;
•	exposure to obsolescence due to the rapid technological changes occurring in Internet and telecommunication industries; and
•	effects of adverse general economic conditions within the United States; or financial performance.

References in this report to “we,” “us” or “our company” refer to Willing Holding, Inc.

Overview

We were organized in 2005 as a technology company with a focus on the telecommunications industry. Since inception, we have conducted various consulting and other startup activities in the telecommunications sector but have not yet generated any revenues and only incurred minimal expenses relating to those activities. With the acquisition of our wholly-owned subsidiary, New World, in April 2008, a significant portion of our operations have consisted of providing mortgage and e-commerce products and services through our Telemarketing Group and sales organization. Until recently, New World’s operations had primarily consisted of acting as a mortgage broker that for the lending and investing of funds in real estate mortgages. New World had accomplished this through its telemarketing group, which operated a call center in Murrieta, California. We have continued our efforts to enter the telecommunications industry, however, and intend to use New World’s sales organization and telemarketing experience in that endeavor.

The residential real estate market in the United States has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally, which has negatively impacted our revenues. This economic downturn has affected our ability to generate revenue that we historically generated from selling mortgage products and services. We do not expect our Telemarketing Group to be able to return to its previous two years gross revenue levels for 2009.

In mid-2007, New World’s management recognized the downward trend in housing and a demand for mortgage products and services. As a result, its management initiated the development of our proprietary search engine optimization (“SEO”) products and services at that time. The primary focus of SEO’s and in part, search engine marketing (“SEM”) firms, is to provide a higher search engine ranking, drive Internet traffic and improve indexing on the major search engines that in turn, delivers qualified consumers.

For the reasons set forth above, in fiscal 2008, we have significantly reduced our telemarketing and sales staff from mortgage products and services and we retrained the remaining staff to offer and sell our SEO products and services. Additionally, in the near future we intend to utilize the marketing resources of our Telemarketing Group and our anticipated dedicated sales groups, in conjunction with our chief executive officer’s telecommunication experience, to market the development, building and maintenance of communications systems for companies and governmental authorities. Specifically, we intend to enter into three distinct business segments:

NETWORK SERVICES GROUP. We intend to acquire a telecom company or the assets of a telecom company that would provide telecommunications network services through two divisions: (i) a Telecommunications Systems Integration Division through which we intend to provide general contracting services for large-scale telecommunications projects, and (ii) a Telecommunications Construction Division which could specialize in the construction of network projects or project phases.

We intend to provide turnkey telecommunications infrastructure solutions through our Telecommunications Systems Integration Division. As a telecommunications systems integrator, we intend to provide “one-stop” capabilities that include project development, design, engineering, construction management, and ongoing maintenance and operations services for telecommunications networks. We anticipate the projects will include the construction of fiber networks that provide advanced digital voice, data and video communications and wireless infrastructure deployment.

NETWORK DEVELOPMENT GROUP. We are planning to acquire a telecom company or the assets of a telecom company that would be able to design, engineer, construct, operate and maintain state-of-the-art, “future proof” (designed for low cost upgrades to avoid obsolescence), fiber optic networks providing virtually unlimited bandwidth, and a comprehensive suite of cutting edge multimedia telecommunications services for users in Tier 3 cities (those with populations between 100,000 and 250,000).

CONSTRUCTION GROUP. We are planning to acquire a company that would be able to install and maintain traffic control and signalization devices. These services include the design and installation of signal devices (such as stoplights, crosswalk signals and other traffic control devices) for rural and urban traffic intersections, drawbridge and railroad track signals and gate systems, and traffic detection and data gathering devices. We also intend to design, develop, install, maintain and operate “intelligent highway” communications systems that involve the interconnection of data and video systems, fog detection devices, remote signalization or computerized signage. We also plan to acquire the capability to install and maintain computerized manufacturing systems for various industrial businesses. Many of the functions of the Construction Group, particularly those involved in intelligent highway systems, complement those of the Network Services Group.

We do not currently have adequate funds from operations to fund any acquisitions. It is likely that we will seek financing through a combination of debt and/or equity depending on the size and the terms of the acquisition. As a result of the recent lack of liquidity in the credit markets, however, it is unlikely that we will be able to borrow significant amounts of funds in order to acquire companies. We will therefore need to utilize equity through either the sale of our common stock publicly or privately or through the use of our common stock as consideration in the acquisition of a company. However, we may not be able to target or acquire strategic acquisitions on terms beneficial to us or our internal growth may not develop as expected.

Results of Operations

Three Months Ended March 31, 2009

Our operations that were conducted during the three months ended March 31, 2008 were as a subsidiary and prior to the acquisition of New World Mortgage. Accordingly, the following discussion is limited to our operations during the three months ended March 31, 2009. We have included the financial statements of New World Mortgage that are incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form 10 (File No. 000-53496) with the SEC on April 6, 2009. (1)

The current economic downturn in the housing and mortgage industries has especially affected revenue that we have historically generated from selling mortgage products and services. Our Telemarketing Group did not return to its previous revenue levels generated from selling mortgages and were substantially lower.

Revenues for the three months ended March 31, 2009 were $95,872, which was primarily attributed to the remaining mortgage related products and services for which we had outstanding work orders, $70,309, and a smaller portion due to our SEC business, $25,563. We anticipate that the revenues generated from our mortgage business will continue to decline until a time when consumer and lender confidence is restored in the housing and mortgage industries.

Operating expenses for the three months ended March 31, 2009 were $674,582, which include $46,698 in loan origination fees that are a carryover from our mortgage business. Wages and related costs equaled $185,529 and the cost of services was $360,000 for the three months ended March 31, 2009. Wages and related costs were substantially higher as compared to revenue than it has historically been for New World, due to the fact that we have kept our Telemarketing Group and sales organization to re-train for the SEO product and services.

Our net loss of $578,710 for the three months ended March 31, 2009 reflects our transition into the SEO products and services industry and indicative of the adverse effect the economic downturn in the housing and mortgage industry has had on our Telemarketing Group. Additionally the loss includes $360,000 payment of services for 125,000 shares of our Class A Common stock at the price of $2.88 per share.

Twelve Months Ended December 31, 2008 Compared to the Twelve Months Ended December 31, 2007. (1)

Revenues. Revenues for the twelve months ending December 31, 2008 were $1,156,616, which was primarily attributed to the remaining mortgage related products and services, $959,053 or 83% for which we had outstanding work orders and $197,563 or 17% of newly generated revenue from our SEO business. The revenue decrease is primarily due to the uncertainties in the housing and mortgage industries and start up costs in our search engine optimization business. During the twelve months ending December 31, 2008 we generated revenues of $959,053 and $197,563 from our mortgage and SEO businesses.

The current economic downturn has adversely effected the housing and mortgage industries and has especially affected revenue that New World had historically generated from selling mortgage products and services. Our Telemarketing Group did not generate the revenue levels of 2006 and 2007 from selling mortgage products in 2008 and we do not expect our Telemarketing Group to be able to return to its previous two years gross revenue levels from mortgages over the next year. We do anticipate that although our revenue from the Telemarketing Group will be substantially lower in the coming year, we expect that our margins will be higher due to the nature of the SEO business and the economies-of-scale provided by the Internet and technology.

Operating Expenses. Operating expenses for the twelve months ended December 31, 2008 were $3,936,041. Wages and related costs equaled $639,489 and selling and general administration (“SGA”) costs were $1,444,831 for the twelve months ending December 31, 2008. Wages and SGA costs were substantially higher as compared to revenue than it has historically been for New World, due to the fact that we have kept our Telemarketing Group and sales organization intact, hired and staffed new sales employees and re-trained this sales group in the SEO product and services.

Net Loss. Our net loss of $6,543,315 for the twelve months ending December 31, 2008 reflects our transition into the SEO products and services industry and is indicative of the adverse effect the economic downturn has had on the housing and mortgage industry and the carrying costs has had on our Telemarketing Group. Additionally the Net Loss reflected in the twelve months ending December 31, 2008 includes the costs of Loan Fees paid or owed during the twelve months, Comprehensive Loss due to loss of value of securities held and an Impairment Loss none of which we believe will impair our ability to continue our Telemarketing Group business selling new mortgage products and SEO products and services.

In addition, New World has been subject to litigation arising from its mortgage operations, many of which we believe have no merit or are in some cases fraudulent. However, as a result of our subsidiary’s deteriorating financial condition, we have not had the available funds to defend New World against many of these claims. This has resulted in courts entering several default judgments against New World. This litigation has had a material impact on our revenues, expenses, and net loss during the twelve months ending December 31, 2008. If the holders of any judgments attempt to enforce those judgments, it will have a material adverse effect on our business, results of operations, financial position and liquidity.

Cash Flows

Operating Activities. Net cash flow provided by operating activities was a loss of $584,210 during the three months ended March 31, 2009. This primarily resulted from a decrease in our sale of mortgage related products due to the downturn in the mortgage and housing market.

Investing Activities. Net cash used in investing activities totaled $0 in the year quarter ended March 31, 2009.

Financing Activities. Our only financing activity to date has been the sale of 125,000 shares of our Class A common stock to an investor for gross proceeds of $360,000 in January 2008. On October 28, 2008, however, we entered into a mutual general release agreement whereby the investor agreed to tender his shares of common stock to the Company for cancellation in exchange for our issuance of a promissory note in the principal amount of $360,000. The note is non-interest bearing, payable in monthly installments of $7,200, and matures on December 28, 2012.

Liquidity and Capital Resources

Our cash requirements during the three months ended March 31, 2009 were financed primarily from financing activities, operating cash flow, disposition of property and equipment and accounts receivables. As of March 31, 2009, we had cash and cash equivalents of approximately $10,137.

We have experienced a significant loss from operations. Our ability to continue as a going concern is dependent upon our ability to secure additional financing and attain profitable operations. We believe that our existing available cash and cash equivalents and operating cash flow may not be sufficient to satisfy our operating cash needs for the next 12 months at our current level of business. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. In addition, if our working capital or other capital requirements are greater than currently anticipated, we could be required to seek additional funds through sales of equity, debt or convertible securities, or through credit facilities. Failure to secure such financing or to raise additional capital or borrow additional funds and/or expand our operations may result in our not being able to continue as a going concern. Our independent registered public accounting firm has issued a going concern opinion on ours and New World’s audited financial statements for the fiscal year ended December 31, 2008.

Our plans to address these operating conditions consist of the following initiatives:

•	secure additional equity financing;

•	secure additional short and long-term debt financing;

•	pursue the purchase of certain revenue generating assets or businesses; and

•	reduce our current expenditure rates.

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure rate without materially and adversely affecting our business. Inability to secure additional resources may cause us to cease operations, seek bankruptcy protection, or liquidate our business. Management’s implementation of one or more of these options may be subject to shareholder approval.

We understand the current economic climate will limit our efforts to raise the necessary capital to expand business operations. We intend to seek additional funds through the sale of our securities as needed in the future in order to finance additional technical, sales, management and marketing personnel and to expand our marketing and promotional capabilities. In addition, it is our intention, if at all possible, to finance any future acquisitions through the issuance of our debt and/or equity securities. However, we might not be able to obtain any additional funds when required on commercially reasonable terms, or at all.

Contractual Obligations

Not required under Regulation S-K for “smaller reporting companies.”

Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended December 31, 2008 that states there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding.

 Our summary of significant accounting practices are described in Note 1 to our financial statements.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4T. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, our Principal Executive Officer (“the Certifying Officer”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a - 15(e) and 15d - 15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, include the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officer have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during our second fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is involved in various lawsuits as a defendant which have resulted in judgments against them as detailed in note 4 of the financial statements. The company is also involved in 4 additional lawsuits where the ultimate result is unknown but is not expected to result in any future liability.

ITEM 1A. Risk Factors

There have been no changes in our risk factors disclosed in our Registration Statement on Form 10.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of the Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description
31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________

*Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form 10 (File No. 000-53496) with the SEC on April 6, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 27, 2009	WILLING HOLDING, INC.

/S/ GIDEON D. TAYLOR
Gideon D. Taylor Chairman, Chief Executive Officer and Chief Financial Officer