Form 10-Q/A
period 2009-03-31
Willing Holding, Inc.
filed 2009-05-27
CIK 1449709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Willing Holding, Inc.

(A Development Stage Company)

Balance Sheets

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and Cash Equivalents	$10,137	$5,259
Marketable Securities	1,500	7,000
Prepaid Expenses	273,600	303,600

Total Current Assets	285,237	315,859
Fixed Assets	381,087	427,232
Prepaid Expenses and Deposits	841,905	910,305

Total Assets	$1,508,229	$1,653,396
Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	506,540	419,957
Related Party Payable	$119,791	$103,251
Due to Former Parent	127,945	127,945
Judgment and Settlements Payable	2,113,428	2,113,428
Current Portion of Long Term Debt	117,278	117,278
Total Current Liabilities	2,984,982	2,881,859
Long Term Debt	421,814	445,894
Total Liabilities	3,406,796	3,327,753
Stockholder’s Equity:
Preferred Stock, 10,000,000 authorized 250,000 issued and outstanding @.001	250	250
Common Stock, 150,000,000 shares authorized, issued and outstanding 1,885,880 and 1,760,880 shares @.0001	190	177
Additional Paid in Capital	2,643,810	2,283,823
Retained Deficit	(4,542,817)	(3,958,607)
Total Stockholder’s Equity (Deficit)	(1,898,567)	(1,674,357)
Total Liabilities and Stockholder’s Equity	$1,508,229	$1,653,396

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

WILLING HOLDING, INC.

STATEMENT OF CASH FLOWS

	For the Quarter Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net Profit (Loss) for Period	$(584,210)	$—
Depreciation	30,000
Adjustments to reconcile net loss to
cash used by operating activities
Share issuance	360,000
Disposition of property and equipment		—
Changes in Assets and Liabilities
Marketable Securities	5,500
Loans held for resale
Prepaid Costs and Advances	98,400	—
Due to Affiliate	—	—
Accounts Payable and Judgments Payable	86,583
Cash Provided (Used) By Operations	(3,727)	—
Net Cash Used by Investing Activities
Purchase of Assets	—	—
Disposition of Assets	16,145
Cash Provided by Investing Activities	16,145	—
Net Cash Provided by Financing Activities
Proceeds of Common Stock and Contribution	—	—
Proceeds from Related Party	16,540
Payments reducing debt	(24,080)
Cash Used for Financing Activities	(7,540)	—

Increase (Decrease) in Cash	4,878	—
Cash-Beginning	5,259
Cash-End	$10,137	$—

Supplemental disclosures:
Income Taxes paid	$—	$—
Interest Expense	$—	$—

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

Impairment Loss on Investment

The Company has recognized an unrealized loss on the drop in market value of a publicly traded security. The Company purchased 500,000 shares of stock valued at time of purchase at $5,000 the value paid by a party under common control.

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

Note 2 – Goodwill

The Company recognized goodwill, on its acquisition of New World Mortgage and its issuance of stock to the shareholders on record at the time of separation from the former Parent. The Company has evaluated the acquisition on future cash flows and has concluded that the acquisition should be impaired, which it was in 2008.

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

Employment Agreements

Gideon Taylor, the founder and President, will receive a salary and bonus that shall be determined by the Company board of directors as well as five percent (5%) non-dilutive ownership interest represented by Preferred A stock that represents a minimum of five percent (5%) of the issued and outstanding stock of the Company and upon termination or resignation of Mr. Taylor he shall receive a severance of two million ($2,000,000.00) as long as the Employee has not committed the “for cause” violation. With regard to the 5% issuance of shares, 92,678 common shares would be required to be issued at 12/31/08 to convert the preferred shares pursuant to the anti-dilution provision.

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

Note 7 – Related Party Transaction

The Company purchased for cash in March of 2008 securities in a public company from its officer for $100,000 and has since adjusted that cost to market. Mr. Taylor’s cost basis was .01 per share or $5,000. The Company paid $.20 per share or $100,000 and recorded the transaction at the officers cost, of $5,000.

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

In addition to the above, losses from the parent totaled $566,088 consisting mainly of stock for services fees.

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

Operating expenses for the three months ended March 31, 2009 were $674,582, which include $46,698 in loan origination fees that are a carryover from our mortgage business. Wages and related costs equaled $267,885 and the cost of services was $360,000 for the three months ended March 31, 2009. Wages and related costs were substantially higher as compared to revenue than it has historically been for New World, due to the fact that we have kept our Telemarketing Group and sales organization to re-train for the SEO product and services.

Our net loss of $584,210 for the three months ended March 31, 2009 reflects our transition into the SEO products and services industry and indicative of the adverse effect the economic downturn in the housing and mortgage industry has had on our Telemarketing Group. Additionally the loss includes $360,000 payment of services for 125,000 shares of our Class A Common stock at the price of $2.88 per share.

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

Operating Expenses. Operating expenses for the twelve months ended December 31, 2008 were $4,231,391. Wages and related costs equaled $831,489 and selling and general administration (“SGA”) costs were $1,548,181 for the twelve months ending December 31, 2008. Wages and SGA costs were substantially higher as compared to revenue than it has historically been for New World, due to the fact that we have kept our Telemarketing Group and sales organization intact, hired and staffed new sales employees and re-trained this sales group in the SEO product and services.

Net Loss. Our net loss of $3,830,662 for the twelve months ending December 31, 2008 reflects our transition into the SEO products and services industry and is indicative of the adverse effect the economic downturn has had on the housing and mortgage industry and the carrying costs has had on our Telemarketing Group. Additionally the Net Loss reflected in the twelve months ending December 31, 2008 includes the costs of Loan Fees paid or owed during the twelve months, Comprehensive Loss due to loss of value of securities held and an Impairment Loss none of which we believe will impair our ability to continue our Telemarketing Group business selling new mortgage products and SEO products and services.

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

None.

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of the Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description
10.1+	Business Loan Agreement to Purchase Automobile dated October 10, 2006, by and between New World Mortgage Inc. and Commerce West Bank

10.2+	Installment Sale Contract to Purchase Automobile dated October 12, 2007, by and between New World Mortgage Inc. and Paradise Chevrolet Cadillac

31.1 +	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________

+ Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form 10, Amendment No. 3, (File No. 000-53496) with the SEC on May 26, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 26, 2009	WILLING HOLDING, INC.

/S/ GIDEON D. TAYLOR
Gideon D. Taylor Chairman, Chief Executive Officer and Chief Financial Officer