Form 10-Q/A
period 2009-03-31
Willing Holding, Inc.
filed 2009-07-01
CIK 1449709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000- 53496

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

          The number of shares of common stock outstanding as of June 26, 2009 was 1,885,880.

EXPLANATORY NOTE

Willing Holding, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment No. 2”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, originally filed with the United States Securities and Exchange Commission (“SEC”), on May 14, 2009 (the “Original Filing”), which was subsequently amended by Amendment No. 1 to Form 10-Q filed with the SEC on May 27, 2009 (“Amendment No. 1”).

Amendment No. 1 amended and restated in its entirety Part I. Item 1. “Financial Statements” in order to make certain revisions in the Balance Sheet to reflect: (i) the issuance of 250,000 shares of the Company’s Series A Preferred Stock during the fiscal year ended December 31, 2008; and (ii) the revised treatment of the spin-off of the Company’s shares owned by Perfect Web Technologies, Inc. (“PWTI”), the Company’s former parent, to PWTI’s shareholders. In addition, a category in the Statement of Cash Flows was renamed from “Decrease in Debt” to “Payments Reducing Debt.” With respect to the notes to the financial statements, the following changes were made: (i) Note 1 was revised to reflect the change in value of the shares of PWTI purchased by the Company from its Chief Executive Officer, Mr. Gideon Taylor, from $100,000 (the purchase price paid by the Company) to $5,000 (Mr. Taylor’s actual acquisition cost); (ii) Note 2 was revised to remove the sentence “The loss on impairment is shown in the statement of operations under other expense” and replace it with “which it was in 2008”; (iii) Note 6 was revised to disclose that as of December 31, 2008, 92,678 shares of common stock would be required to be issued after giving affect to the conversion of the shares of Series A Preferred Stock pursuant to the anti-dilution provision; (iv) Note 7 was revised to expand the disclosure regarding the Company’s acquisition of PWTI common stock from Mr. Gideon Taylor; and (v) Note 8 was revised to change the amount of losses of the Company from $566,078 to $566,088.

Amendment No. 1 also amended and restated in its entirety Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to make certain revisions to conform to the changes in the financial statements including: (i) an increase in wages and related costs from $185,529 to $267,885 for the three months ended March 31, 2009; (ii) an increase in net loss from $578,710 to $584,210 for the three months ended March 31, 2009; (iii) an increase in operating expenses from $3,936,041 to $4,231,391 for the twelve months ended December 31, 2008 ; (iv) an increase in wages and related costs from $639,489 to $831,489 for the twelve months ended December 31, 2008; (v) an increase in selling and general administration costs from $1,444,831 to $1,548,181 for the twelve months ended December 31, 2008; and (vi) a decrease in net loss from $6,543,315 to $3,830,662 for the twelve months ended December 31, 2008. Finally, Amendment No. 1 amended and restated in its entirety Part II. Item 6 “Exhibits” to add two agreements, “Business Loan Agreement to Purchase Automobile dated October 10, 2006, by and between New World Mortgage Inc. and Commerce West Bank” and “Installment Sale Contract to Purchase Automobile dated October 12, 2007, by and between New World Mortgage Inc. and Paradise Chevrolet Cadillac” as exhibits 10.1 and 10.2, respectively to the Form 10-Q/A.

This Amendment No. 2 amends and restates in its entirety Part I. Item 1. “Financial Statements” in order to make certain revisions to the Balance Sheet to: (i) indicate that the Balance Sheet is “Restated”; (ii) revise the amounts for “Additional Paid in Capital” for each of March 31, 2009 and March 31, 2008 from $2,643,810 and $2,283,823, respectively, to $2,548,810 and $2,188,823, respectively; and (iii) revise the amounts for “Retained Deficit” for each of March 31, 2009 and March 31, 2008 from $4,542,817 and $3,958,607, respectively, to $4,447,817 and $3,863,607, respectively. In addition, a category in the Statement of Operations was renamed from “Comprehensive Loss” to “Loss on Investment.” With respect to the notes to the financial statements, the following changes were made: (i) Note 1 “Stock Based Compensation” was revised by removing the paragraph regarding the spin-off and the impairment of the transaction as it was no longer applicable as well as correcting the number of shares of common stock issued by the Company during the year ended December 31, 2008 from 1,760,880 to 885,000; (ii) Note 1 “Impairment of Long-Lived Assets” was revised by deleting the last sentence of the paragraph; (iii) Note 1 “Income Taxes” was revised to indicate that as of March 31, 2009, the Company had a net operating loss carry forward of approximately $4.4 million; (iv) Note 1 “Loss on Investment” was revised by deleting the word “Impairment” from the heading; (v) Note 1 was also revised by adding the classification methodology of the shares of Series A Preferred Stock as a critical accounting policy under the heading “Preferred Shares and Other Derivative Financial Instruments”; (vi) Note 1 “Recent Accounting Pronouncements” was revised to indicate that the adoption of FAS 141(R) and FAS 160 during the first quarter of fiscal 2009 had no impact on the Company’s financial position and results of operations; (vii) Note 2 was revised by removing a portion of the first sentence referring to the spin-off; (viii) Note 6 was revised to include additional information regarding the employment agreements with Messrs. Gideon Taylor and Kevin Leonard and to update the number of shares of Class A common stock issuable upon conversion of the Series A Preferred Stock pursuant to the anti-dilution provision from 92,678 at December 31, 2009 to 94,294 at March 31, 2009; (ix) Note 7 was revised to specifically disclose the fair value of the securities purchased from Mr. Gideon Taylor and the reasons why the Company paid Mr. Taylor an amount in excess of the then current fair value, as well as to include disclosure from Note 1 regarding the issuance of stock to a related party for services rendered during the quarter ended March 31, 2009; and (x) Note 9 was added to explain the reasons for the restatement of the financial statements and the effects of such restatement on the financial statements as previously filed.

Amendment No. 2 also amends and restates in its entirety Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to make certain revisions to conform to the changes in the financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 which were filed as part of Amendment No. 4 to the Company’s registration statement on Form 10 filed with the SEC on July 1, 2009, including: (i) a decrease in operating expenses from $4,231,391 to $4,134,391 for the twelve months ended December 31, 2008; (ii) a decrease in selling and general administration costs from $1,548,181 to $1,451,181 for the twelve months ended December 31, 2008; and (iii) a decrease in net loss from $3,830,662 to $3,733,662 for the twelve months ended December 31, 2008.

Finally, Amendment No. 2 amends and restates in its entirety Part II. “Other Information” for the following Items: (i) Item 1 “Legal Proceedings” is revised to indicate that there have been no changes in the legal proceedings against the Company from the information disclosed in our Registration Statement on Form 10, as amended; (ii) Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” is revised to indicate that there were no unregistered securities sold by the Company during the period covered by this report except for sales previously included in our Registration Statement on Form 10, as amended; (iii) Item 3 “Defaults upon Senior Securities” is revised to provide disclosure regarding the Company’s default on a promissory note, which default is in the amount of $36,000 as of the date of this report; and (iv) Item 6 “Exhibits” is revised to add the promissory note described in Item 3 entitled “Promissory Note dated October 28, 2008 executed by Willing Holding, Inc. in favor of Robert Johnson” as exhibit 10.3 to the Form 10-Q/A.

The Company has not modified or updated disclosures presented in the Original Filing or Amendment No. 1, except as noted above. Accordingly, this Amendment No. 2 does not reflect events occurring after the Original Filing or Amendment No. 1 or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the Amendment No. 2 is unchanged and reflects the disclosures made at the time of filing. This Amendment No. 2 should be read in conjunction with the Company’s other filings, if any, made with the SEC subsequent to the filing of the Original Filing and the Amendment No. 1, including the amendments to those filings, if any.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 amends the Original Filing and Amendment No. 1 and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Willing Holding, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2009	December 31, 2008
	Restated	Restated
Assets
Current Assets:
Cash and Cash Equivalents	$10,137	$5,259
Marketable Securities	1,500	7,000
Prepaid Expenses	273,600	303,600

Total Current Assets	285,237	315,859
Fixed Assets	381,087	427,232
Prepaid Expenses and Deposits	841,905	910,305

Total Assets	$1,508,229	$1,653,396
Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	506,540	419,957
Related Party Payable	$119,791	$103,251
Due to Former Parent	127,945	127,945
Judgment and Settlements Payable	2,113,428	2,113,428
Current Portion of Long Term Debt	117,278	117,278
Total Current Liabilities	2,984,982	2,881,859
Long Term Debt	421,814	445,894
Total Liabilities	3,406,796	3,327,753
Stockholder’s Equity:
Preferred Stock, 10,000,000 authorized 250,000 issued and outstanding @ $ .001 par value	250	250
Common Stock, 150,000,000 shares authorized, 1,885,880 and 1,760,880 issued and outstanding @ $ .0001 par value	190	177
Additional Paid in Capital	2,548,810	2,188,823,
Retained Deficit	(4,447,817)	(3,863,607)
Total Stockholder’s Equity (Deficit)	(1,898,567)	(1,674,357)
Total Liabilities and Stockholder’s Equity	$1,508,229	$1,653,396

The accompanying notes are an integral part of these financial statements.

WILLING HOLDING, INC.
STATEMENT OF OPERATIONS

	For the quarter ended March 31,
	2009	2008
Revenues	$95,872
Expenses:			—
Wages	82,355
Loan Fees	46,698
Stock for Services	360,000
Selling General and Administrative Costs	185,529
Total Expenses	674,582
Loss from Operations	(578,710)
Other Expenses:

Loss on Investment	(5,500)		—
Total Other Expenses	(5,500)		—

Net (Loss)	$(584,210)	$

Profit (Loss) Per Share	$(0.320)		$—

Weighted Average Shares Outstanding	1,823,380		—

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

WILLING HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

Note 1 – Organization and Significant Accounting Policies

Organization and Line of Business

Willing Holding, Inc. formerly The Perfect Web Inc. was organized in the state of Florida in November of 2005. For the years 2006, 2007 and until July 2008 the Company was a wholly owned subsidiary of Perfect Web Technologies, Inc. when it was spun out as a separate Company. The Company has entered the business of telemarketing and Internet marketing that manages a call center employing either a live operator or a recorded message, in which case it is known as “automated telemarketing” using voice broadcasting to acquire potential clients as well as continuing through its wholly owned subsidiary New World Mortgage, Inc. as a mortgage broker.

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

Stock - Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. For stock - based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. Stock option awards are valued using the Black-Scholes option-pricing model.

As there is no trading history and the Company securities are not offered to the public, the Company has determined that the fair value of its common stock is the price paid when it raised funds or $2.88 per share.

During the year ended December 31, 2008, the Company issued 885,000 shares of stock, 125,000 for cash of $360,000, which was later cancelled and converted to debt, 735,000 shares for services rendered, $913,100 included as an expense under general and administrative costs in the statement of operations, and $1,203,700 as a prepaid expense related to the unamortized portion of services rendered, under various agreements at December 31, 2008.

The Company also issued 25,000 shares in connection with its purchase of New World Mortgage.

In February 2009, the Company issued 125,000 shares of stock to a consultant valued at $2.88 per share equaling $360,000.

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

Income Taxes

The Company for the fiscal years ended December 31, 2006 and 2007 was a subsidiary and consolidated its losses with the Parent. As of March 31, 2009, the Company has a net operating loss carry forward of approximately $4.4 million. As it is more likely than not that the Company will not realize the benefit of this, no provision for a deferred tax asset has been established.

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

At March 31, 2009, the market price of the stock was .003 cents or $1,500. The unrealized loss for the quarter of $5,500 is included in the statement of operations under other expenses.

Preferred Shares and Other Derivative Financial Instruments.

The Company applies the provisions of EITF 00-19 to all issuances of preferred stock and other free standing derivative financial instruments. Under the provisions of EITF 00-19, the Company classifies any contracts that require physical settlement or net-share settlement, or provide it the option net-cash settlement or net-share settlement, as equity. The Company classifies as assets or liabilities any contracts that require net-cash settlement, including a requirement to net-cash settle the contract if an event occurs that is outside the Company’s control, or gives the counterparty to the contract a choice of net-cash settlement or net-share settlement. The Company evaluates the classification of free standing derivative instruments at each reporting date to determine if a change in classification between equity and liabilities is necessary. All the Company’s free standing derivatives, which principally consist of Series A Preferred Stock that converts into Class A common stock at March 31, 2009 and December 31, 2008, satisfy the criteria for classification as equity instruments.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We have adopted FAS 141(R) and there was no impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We have adopted FAS 160 and there was no impact on our financial position and results of operations.

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

Note 2 – Goodwill

The Company recognized goodwill on its acquisition of New World Mortgage. The Company has evaluated the acquisition on future cash flows and has concluded that the acquisition should be impaired, which it was in 2008.

Note 3 – Fixed Assets

Fixed Assets consist of Autos, Computers, Furniture and Fixtures and other office equipment with asset lives of between three and five years at March 31, 2009:

Vehicles and other	$378,775
Furniture, Fixtures Equipment	624,406
Total	1,003,181

Accumulated Depreciation	622,094
Net	$381,087

Depreciation Expense was $ 30,000 for the period.

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

The Company in 2008 received judgment notices for lack of payment for the amount indicated.

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

Note 6 – Commitments and Contingencies

The Company has two rental agreements, the first for its wholly owned subsidiary located in California which is on a month-to-month lease agreement for office space of $3,000 per month plus a three year rental agreement commencing in April of 2008 for the Company’s executive offices of $1,242 per month.

Employment Agreements

Gideon Taylor, the Chief Executive Officer and Chairman of the Board of Directors of the Company , will receive a salary and bonus that shall be determined by the Company ’s board of directors. In addition, Mr. Taylor is entitled to receive an annual grant of one hundred twenty five thousand (125,000) shares of Class A common stock, a one-time issuance of seven hundred fifty thousand (750,000) shares of Class B common stock, as well as a five percent (5%) non-dilutive ownership interest represented by Series A Preferred Stock that represents a minimum of five percent (5%) of the issued and outstanding Class A common stock of the Company and upon termination of Mr. Taylor he shall receive a severance of two million ($2,000,000.00) as long as he has not committed the “for cause” violation. With regard to the 5% issuance of shares, 94,294 shares of Class A common stock would be required to be issued at March 31, 2009 upon conversion of the Series A Preferred Stock pursuant to the anti-dilution provision.

Kevin Leonard, the Chief Executive Officer of New World Mortgage , Inc. will receive $200,000.00 in salary for the first year of service. Additionally Mr. Leonard received four hundred seventy-five thousand shares of the Company’s common stock (475,000 shares), and has the Option to purchase two hundred and fifty thousand shares (250,000 shares) at $2.50 per share for a period of five years from the date of the acquisition.

Mr. Leonard may at his option exchange the Options with the Company at $5.00 per share each time the Company raises capital in a public or private offering, as long as the amount exchanged at any one time is at least $500,000 and no more than $5,000,000. The Company may opt to redeem Mr. Leonard’s Options at the greater of $10.00 per share or eighty percent (80%) of the price of the stock on the day of the redemption. Mr. Leonard is also entitled to an annual performance bonus payable in the Company’s common stock, based on a formula equal to twenty percent (20%) of price earnings multiple multiplied by the increase between the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the current year over the previous fiscal year’s base earnings .

Litigation

The Company is involved in various lawsuits as a defendant which have resulted in judgments against them as detailed in note 4 to these financial statements. The company is also involved in 4 additional lawsuits where the ultimate result is unknown but is not expected to result in any future liability.

Note 7 – Related Party Transactions

In March 2008, the Company purchased securities of PWTI, a public company , from the Company’s Chief Executive Officer, Mr. Gideon Taylor, for $100,000 cash consideration and has since adjusted that cost to market. Mr. Taylor’s cost basis in 2006 was $.01 per share based on the exchange of a debt owed to Mr. Taylor in the amount of $25,000 for 2.5 million shares of PWTI common stock. The fair value (i.e. the trading value) of the securities in the transaction was calculated using the closing price of $.165 per share on the day immediately preceding the day Mr. Taylor sold the securities to the Company. The Company paid $.20 per share or $100,000 and recorded the transaction at Mr. Taylor’s cost of $5,000 with the difference of $95,000 included as compensation in the statement of operations under wages during the fiscal year ended December 31, 2008. The Company’s rationale for paying Mr. Taylor in excess of the then current trading or market value was that the purchase price was negotiated in an arm’s length transaction and was based on the Company’s belief that PWTI was undervalued as it had traded over $.35 per share over the course of the prior year. Additionally, the Company determined that PWTI’s price was fair due to the public information available at the time including PWTI being the plaintiff in a patent infringement lawsuit, the stock’s historical pricing and potential for growth. At March 31, 2009, the market price of the PWTI stock was .003 cents or $1,500. The unrealized loss for the quarter ended March 31, 2009 of $5,500 is included in the statement of operations under other expenses.

In 2008, the Company issued 125,000 shares of stock to Mr, Gideon Taylor, its Chief Executive Officer and Chairman of the Board of Directors, pursuant to an employment agreement from January 14, 2008 to 2009. The Company has now recognized the expense portion in its statement of operations.

In February 2009, the Company issued 125,000 shares to a consultant of the Company for services rendered valued at $360,000, the deemed market price. The consultant is the daughter of Mr. Gideon Taylor, the Company’s Chief Executive Officer and Chairman of the Board of Directors.

Note 8 – Segment Information

The Company is now involved in two different business segments-the first mortgage loans and the second search engine fees . At March 31, 2009, the respective profit and losses were as follows.

Mortgage Revenues	$70,309

Expenses	86,446

Loss	(16,137)

Search Engine Revenues	25,563

Expenses	27,548

Loss	(1,985)

In addition to the above, losses from the Company totaled $566,088 consisting mainly of stock for services fees.

Note 9 – Restatement

The Company restated its financial statements to account for the spin-off as a “as if pooling” transaction due to the related party nature. The result is that that spin-off is no longer recognized as goodwill and therefore does not require impairment. In addition, the Company also removed the treatment of the spin-off as stock consideration with respect to additional paid in capital.

The Company also restated its financial statements to show an effect of $250 for the issuance of 250,000 shares of Series A Preferred Stock. The effects are accounted for below:

	Balance Sheet March 31, 2009
	As originally filed	As Restated	Difference
Preferred Stock	—	250	250
Additional Paid in Capital	5,356,713	2,548,810	(2,807,903)
Retained Deficit	(7,255,470)	(4,447,817)	2,807,653

	Balance Sheet December 31, 2008
Preferred Stock	—	250	250
Additional Paid in Capital	4,996,726	2,188,823	(2,807,903)
Retained Deficit	(6,671,260)	(3,863,607)	2,807,653

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are “forward-looking statements . ” within the meaning of that term in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects”, and “plans” and similar expressions are intended to identify forward-looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, risks related to:

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

Operating Expenses. Operating expenses for the twelve months ended December 31, 2008 were $ 4,134,391. Wages and related costs equaled $831,489 and selling and general administration (“SGA”) costs were $ 1,451,181 for the twelve months ending December 31, 2008. Wages and SGA costs were substantially higher as compared to revenue than it has historically been for New World, due to the fact that we have kept our Telemarketing Group and sales organization intact, hired and staffed new sales employees and re-trained this sales group in the SEO product and services.

Net Loss. Our net loss of $ 3,733,662 for the twelve months ending December 31, 2008 reflects our transition into the SEO products and services industry and is indicative of the adverse effect the economic downturn has had on the housing and mortgage industry and the carrying costs has had on our Telemarketing Group. Additionally the Net Loss reflected in the twelve months ending December 31, 2008 includes the costs of Loan Fees paid or owed during the twelve months, Comprehensive Loss due to loss of value of securities held and an Impairment Loss none of which we believe will impair our ability to continue our Telemarketing Group business selling new mortgage products and SEO products and services.

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

ITEM 4T. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, our Principal Executive Officer (“the Certifying Officer”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a - 15(e) and 15d - 15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, include the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during our first fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

There have been no changes in the legal proceedings against the Company disclosed in our Registration Statement on Form 10, as amended

ITEM 1A. Risk Factors

There have been no changes in our risk factors disclosed in our Registration Statement on Form 10, as amended.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered securities were sold by the Company during the period covered by this report except for sales previously included in our Registration Statement on Form 10, as amended.

ITEM 3. Defaults upon Senior Securities.

On October 28, 2008, we issued a promissory note in the amount of $360,000, which note is non-interest bearing, payable in monthly installments of $7,200 and matures on the earlier of December 28, 2012, or six months from the date the Company’s securities begin trading on a national exchange. The note provides that if we fail to pay any amount on the date on which it falls due or to perform any of the agreements, conditions, covenants, provisions, or stipulations contained in the note, then the holder may, at his option and without notice to us, declare immediately due and payable the entire unpaid balance of principal with interest from the date of default at the rate of 12% per annum. We made the required payments under the note through January 2009, however, we have not made any subsequent payments as required for the months of February through June 2009. As a result, we are currently in default on an aggregate of $36,000 in principal amount owed under the note. As of the date of this report, the holder of the note has not declared the note immediately due and payable and the Company and the holder are presently in discussions to possibly modify the terms of the agreement.

ITEM 4. Submission of Matters to a Vote of the Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description
10.1	Business Loan Agreement to Purchase Automobile dated October 10, 2006, by and between New World Mortgage Inc. and Commerce West Bank . (1)

10.2	Installment Sale Contract to Purchase Automobile dated October 12, 2007, by and between New World Mortgage Inc. and Paradise Chevrolet Cadillac . (1)

10.3	Promissory Note dated October 28, 2008 executed by Willing Holding, Inc. in favor of Robert Johnson. (2)

31.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form 10, Amendment No. 3 (File No. 000-53496) filed with the SEC on May 26, 2009.

(2)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form 10 (File No. 000-53496) filed with the SEC on February 3, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 1, 2009	WILLING HOLDING, INC.

/S/ GIDEON D. TAYLOR
Gideon D. Taylor
Chairman and Chief Executive Officer