Form 10-Q
period 2009-06-30
Willing Holding, Inc.
filed 2009-08-13
CIK 1449709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

(336) 772-8461
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
☐ Yes         ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of August 13, 2009 was 1,885,880.

ITEM 1.  Financial Statements.

WILLING HOLDING, INC.
Consolidated Balance Sheet

	June 30,	December 31,
	2009	2008
	(unaudited)	(Restated)
Assets
Current Assets:
Cash and Cash Equivalents	$3,580	$5,259
Marketable Securities	1,500	1,500
Prepaid Expenses	273,600	303,600
Total Current Assets	278,680	315,859
Prepaid Expenses and other	773,505	910,305
Fixed Assets-Net	29,495	427,232
Total Assets	$1,081,680	1,653,396
Liabilities and Stockholders’ Equity:
Accounts Payable and Accrued Expenses	$556,295	419,957
Due to Former Parent	127,945	127,945

Related Party Payable	121,891	103,251
Current Portion of Long Term Debt	2,231,186	2,230,706
Total Current Liabilities	3,037,317	2,881,859
Long Term Debt	281,258	445,894
Total Liabilities	3,318,575	3,327,753
Stockholders’ Equity:
Preferred Stock, 10,000,000 authorized 250,000 issued and outstanding @.001	250	250
Common Stock, 150,000,000 shares authorized, issued and outstanding 1,885,880 and 1,760,880	190	177
Additional Paid in Capital	2,643,810	2,643,810

Retained Deficit	(4,881,145)	(3,958,607)
Total Stockholder’s Equity	(2,236,895)	(1,674,357)
Total Liabilities and Stockholders Equity	$1,081,680	1,653,396

The accompanying notes are an integral part of these financial statements.

WILLING HOLDING, INC.
Consolidated Statement of Operations

	For the six	For the six	For the three	For the three
	Months ended	months ended	months ended	months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$194,880	$297,180	$99,008	$297,180

Expenses
Wages	133,807	102,585	51,452	102,585
Loan Fees	71,939	439,743	25,241	439,743

Stock for Services	360,000	-	-	-

Selling General and Administrative	327,842	750,138	142,313	717,611

Total	893,588	1,292,466	219,006	1,259,939

Loss from Operations	(698,708)	(995,286)	(119,998)	(962,759)

Other Income (expense)	(223,830)		(218,330)

Net Profit (Loss)	$(922,538)	$(995,286)	$(338,328)	$-

Profit (Loss) Per Share	$(0.49)	$(1.12)	$(0.18)	$(1.09)

Weighted Average Shares Outstanding	1,865,047	885,000	1,885,880	885,000

The accompanying notes are an integral part of these financial statements.

WILLING HOLDING, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Profit (Loss) for Year	$(922,538)	$(995,286)
Depreciation	35,900
Adjustments to reconcile net loss to
cash used by operating activities
Share issuance	360,000	2,116,803

Changes in Assets and Liabilities
Marketable Securities	5,500	(100,000)
Accounts Payable	136,338	210,635
Prepaid Costs and Advances	166,800	(1,520,500)

Cash Provided (Used) By Operations	(218,000)	(288,348)
Net Cash Used by Investing Activities
Disposal of assets	228,575

Cash Provided by Investing Activities	228,575
Net Cash Provided by Financing Activities
Proceeds from related party	18,640
Payments on debt	(30,894)
Proceeds		360,100
Cash Used for Financing Activities	(12,254)

Increase (Decrease) in Cash	(1,679)	71,752
Cash-Beginning	5,259
Cash-End	$3,580	$71,752

Supplemental disclosures:
Income Taxes paid	$-	$-
Interest Expense	$-	$-

The accompanying notes are an integral part of these financial statements.

WILLING HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 1 – Organization and Significant Accounting Policies

Organization and Line of Business

Willing Holding, Inc. formerly Perfect Web Inc. was incorporated in the state of Florida in November of 2005. For the years 2006, 2007 and until July 2008 the Company was a wholly owned subsidiary of Perfect Web Technologies, Inc. when it was spun out as a separate Company.  The Company has entered the business of telemarketing and Internet marketing that manages a call center employing either a live operator or a recorded message, in which case it is known as "automated telemarketing" using voice broadcasting to acquire potential clients as well as continuing through its wholly owned subsidiary New World Mortgage, as a mortgage broker.

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

The financial statements include the accounts of the Company, and its newly acquired 100% owned subsidiary, New World Mortgage which was acquired on April 14, 2008.

The Company treated this acquisition as a purchase and as such has included in the statement of operations their activity from April 14, 2008 to December 31, 2008 and then from January 1, 2009 to June 30, 2009.

All intercompany transactions have been eliminated in consolidation.

Business Condition

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2008 the Company had significant operating losses, and limited liquid assets..  The continuation of the Company is dependent upon improved economic conditions, financial support, as well as becoming profitable.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

As there is no trading history and the Company securities are not offered to the public, the Company has determined that the fair value of its stock, is the price paid when it raised funds or 2.88 per share.

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

Income Taxes

The Company for the fiscal years ended December 31, 2006 and 2007 was a subsidiary and consolidated its losses with the Parent. As of June 30, 2009, the Company has a net operating loss carry forward of approximately $4.8 million. As it is more likely than not that the Company will not realize the benefit of this, no provision for a deferred tax asset has been established.

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

Comprehensive Loss/Other Loss

The Company has recognized a unrealized loss on the drop in market value of a publicly traded security. The Company purchased 500,000 shares of stock valued at time of purchase at $100,000. At June 30, 2009, the market price of the stock was .003 cents or $1,500. The loss for the period of $5,500 is included in the statement of operations under other expenses.

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

Note 2 – Goodwill

The Company recognized goodwill, on its acquisition of New World Mortgage and its issuance of stock to the shareholders on record at the time of separation from the former Parent. The Company has evaluated the acquisition on future cash flows and has concluded that the acquisition should be impaired. The loss on impairment was shown in the statement of operations under other expense in the previous year’s financials.

Note 3 – Fixed Assets

Fixed Assets consist of Autos, Computers, Furniture and Fixtures and other office equipment with asset lives of between three and five years At June 30, 2009 furniture fixtures and computers were fully depreciated and the only asset consisted of one vehicle.

Vehicle	$70,795
Furniture, Fixtures Equipment	624,406
Total	695,201

Accumulated Depreciation	665,706
Net	$29,495

Depreciation Expense was $35,900 for the period.

Note 4 – Debt

The Company’s debt at June 30, 2009 consisted of as follows:

2009
Warehouse Line, related to loans held for resale-Judgment	$702,751
Note payable to a Bank	10,000
Note payable to a related party	121,891
Note payable to GMAC	57,817
Various Judgments for non payment	1,410,676
Note payable former shareholder	331,200
Total	2,634,335
Less Current Portion	2,353,077
Long Term Debt	$281,258

The Company in 2008 received a judgment notice for lack of payment for the amount indicated.

Note payable to a bank of $10,000 represents the potential liability after the Company returned a vehicle in June 30, 2009.

Note payable to a related party is due without interest payable on demand.

Note Payable to GMAC, is due with monthly payments of $1,180 interest free due October 2012.

The Company is liable on six judgments for various amounts related to obligations not satisfied equally $1,410,676. The Company has been unable to arrange any satisfactory agreement for payment.

The Company is obligated to a former shareholder. Payment terms indicate a monthly amount of $7,200. The Company is in default of this agreement as the last payment was in February 2009.

Note 5 – Due to Former Parent

The Company’s debt consists of amounts owed the former Parent due on demand without interest for advance made by the Parent for expenses principally in 2007 and 2006.

Note 6– Commitments and Contingencies

The Company has two rental agreements, the first for it wholly owned subsidiary located in California which is on a month to month lease agreement for office space of $3,000 per month plus a three year rental agreement commencing in April of 2008 for its parent of $1,242 per month.

Employment Agreements

Gideon Taylor, the founder and President, will receive a salary and bonus that shall be determined by the Company board of directors as well as  five percent (5%) non-dilutive ownership interest  represented by Preferred A stock that represents a minimum of five percent (5%) of the issued and outstanding stock of the Company and upon termination of Mr. Taylor he shall receive a severance of two million ($2,000,000.00) as long as the Employee has not committed the “for cause” violation. Additionally Mr. Taylor has received seven hundred and fifty thousand shares (750,000 shares) of the Company’s Class B stock.

Kevin Leonard, the founder of New World Mortgages, Inc. will receive $200,000.00 in salary for the first year of service.  Additionally Mr. Leonard  will receive five hundred thousand shares of the Company’s common stock  (500,000 shares), and has the Option to purchase two hundred  and fifty thousand shares (250,000 shares) at $2.50 per share for a period of five years from the date of the acquisition.

Mr. Leonard may at his option exchange the Options with the Company at $5.00 per share and the Company may opt to exchange Mr. Leonard’s Options at the greater of $10.00 per share or eighty percent (80%) of the price of the stock on the day of the exchange. The foregoing Option compensation is predicated on the performance of the company.

Litigation

The Company is involved in various lawsuits as a defendant which have resulted in judgments against them as detailed in note 4 to these financial statements. The company is also involved in four additional lawsuits where the ultimate result is unknown but is not expected to result in any future liability.

Note 7-Related Party Transaction

In 2008 the Company issued 125,000 shares of stock to its President pursuant to an employment agreement from January 14, 2008 to 2009. The company has now recognized the expense portion in its statement of operations.

Note 8-Segment Information

The Company is now involved in two different business segments-the first mortgage loans and the second Search Engine Fees. At June 30, 2009 the respective profit and losses were as follows.

Mortgage Revenues	$103,750

Expenses	332,343

Loss	(228,593)

Search Engine Revenues	91,130

Expenses	93,283

Loss	(2,153)

In addition to the above,  losses from the parent totaled $691,792 which includes $360,000 of stock for services fees.

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

Results of Operations

Three Months Ended June 30, 2009 as Compared with the Three Months Ended June 30, 2008

We have included the financial statements of New World Mortgage that are incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form 10 (File No. 000-53496) with the SEC on April 6, 2009. (1)

The current economic downturn in the housing and mortgage industries has especially affected revenue that we have historically generated from selling mortgage products and services.  Our Telemarketing Group did not return to its previous revenue levels generated from selling mortgages and revenues were substantially lower.

Revenues for the three months ended June 30, 2009 were $99,008, which was primarily due to our SEO business with a smaller portion attributed to the remaining mortgage related products and services for which we had outstanding work orders as compared to $297,180 in revenue during the three months ended June 30, 2008.  We anticipate that the revenues generated from our mortgage business will continue to decline.

Operating expenses for the three months ended June 30, 2009 were $219,006, which include $142,313 in selling and general administration costs as compared to $1,259,939 in operating expenses of which $717,611 are attributed to selling and general administration during the three months ending June 30, 2008.  Wages were $51,452 and loan fees related costs were $25,241 equaling $76,693for the three months ending June 30, 2009 compared to wages of $102,585 and loan fees related costs of $439,743 for the three months ending June 30, 2008.  Wages and related costs were substantially higher as compared to revenue than it has historically been for New World, due to the fact that we have kept our Telemarketing Group and sales organization to re-train for the SEO product and services.

Our loss from operation for the three months ending June 30, 2009 of $119,998 for the three months ending June 30, 2009 as compared to the same period ending June 30, 2008 losses of $962,759 reflect our transition into the SEO products and services industry and indicative of the adverse effect the economic downturn in the housing and mortgage industry has had on our Telemarketing Group.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008.

Revenues. Revenues for the six months ending June 30, 2009 were $194,880, which was nearly equally divided between  the remaining mortgage related products and services, $103,750 or 53% for which we had outstanding work orders and $91,130 or 47% of newly generated revenue from our SEO business. The mortgage revenue decrease is due to the uncertainties in the housing and mortgage industries and start up costs in our search engine optimization business.

The current economic downturn has adversely affected the housing and mortgage industries and has especially affected revenue that New World had historically generated from selling mortgage products and services. Our Telemarketing Group did not generate the revenue levels of 2007 and 2008 from selling mortgage products in the first six months of  2009 and we do not expect our Telemarketing Group to be able to return to its previous two years gross revenue levels from mortgages over the next year. We do anticipate that although our revenue from the Telemarketing Group will be substantially lower in the coming year, we expect that our margins will be higher due to the nature of the SEO business and the economies-of-scale provided by the Internet and technology.

Operating Expenses. Operating expenses for the six months ending June 30, 2009 were $893,588 which includes $360,000 in stock for services costs. Wages and Loan Fees equaled $205,746 and selling and general administration (“SGA”) costs were $327,842 for the six months ending June 30, 2009. Wages and SGA costs excluding the $360,000 stock for services costs equaled $533,588 and were substantially lower as compared to the same period ending June 30, 2008 Wages and SGA costs of $1,292,466.  This is primarily due to the decline in mortgage sales as reflected in $71,939 in Loan Fees during the six months ending June 30, 2009 as compared to $439,743 in Loan Fees for the same period ending June 30, 2008.

Net Loss. Our net loss of $922,538 for the six months ending December 31, 2009 reflects our transition into the SEO products and services industry and is indicative of the adverse effect the economic downturn has had on the housing and mortgage industry and the carrying costs has had on our Telemarketing Group. Additionally the Net Loss reflected in the twelve months ending December 31, 2008 includes the costs of Loan Fees paid or owed during the twelve months, Comprehensive Loss due to loss of value of securities held and an Impairment Loss none of which we believe will impair our ability to continue our Telemarketing Group business selling new mortgage products and SEO products and services.

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

This litigation has had a material impact on our revenues, expenses, and net loss during the twelve months ending December 31, 2008 and may have a material impact going forward. If the holders of any judgments attempt to enforce those judgments, it will have a material adverse effect on our business, results of operations, financial position and liquidity.

Cash Flows

Operating Activities. Net cash flow provided by operating activities was a loss of $922,538 during the six  months ended June 30, 2009. This primarily resulted from a decrease in our sale of mortgage related products due to the downturn in the mortgage and housing market.

Investing Activities. Net cash used in investing activities totaled $0 in the year quarter ended June 30, 2009.

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

Liquidity and Capital Resources

Our cash requirements during the three months ended June 30, 2009 were financed primarily from financing activities, operating cash flow, disposition of property and equipment and accounts receivables.  As of June 30, 2009, we had cash and cash equivalents of approximately $3,580.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

There have been no material changes in the legal proceedings against the Company disclosed in our Registration Statement on Form 10, as amended.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors disclosed in our Registration Statement on Form 10, as amended.

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

We made the required payments under the note through January 2009, however, we have not made any subsequent payments as required for the months of February through June 2009. As a result, as of June 30, 2009 we are in default on an aggregate of $36,000 in principal amount owed under the note. As of the date of this report, the holder of the note has not declared the note immediately due and payable and the Company and the holder are presently in discussions to possibly modify the terms of the agreement.

ITEM 4. Submission of Matters to a Vote of the Security Holders.

None.

ITEM 5. Other Information.

Resignation of Executive Officer; Appointment of Executive Officer

On August 10, 2009, Gideon D. Taylor our Chairman and Chief Executive Officer resigned from these officer positions and the board of directors effective on that date.  Thomas L. DiStefano III, a director, was appointed by the board of directors and has commenced service as Chairman and Chief Executive Officer of the Company effective on August 10, 2009.  Mr. DiStefano has served as a director of the Company since July 2009.  The Company is not aware of any arrangement or understanding between Mr. DiStefano and any other person pursuant to which he was or is to be elected as an officer nor any family relationship between Mr. DiStefano and any director or executive officer of the Company.

Mr. DiStefano, age 52, founded Perfect Web Technologies, Inc. (“PWBI”), the former parent company of Willing Holding, Inc., in July 1997 and became its Chairman and Chief Executive Officer in July 1997 having served in these positions until the present. From January 1993 to June 1997, Mr. DiStefano was the President of TLD3 Investment Group, Inc. a financial consulting firm providing services to private and public companies.  From June 1991 to December 1992, Mr. DiStefano was a Series 7 and 63 Registered Representative.  Mr. DiStefano is the inventor of three issued patents 6,631,400, 6,771,291 and 7,353,199 and three patents pending. Mr. DiStefano was awarded a B.A. in economics from Eastern Connecticut State University.

Mr. DiStefano’s spouse is a shareholder of the Company’s legal counsel, Greenberg Traurig, P.A. As of August 10, 2009, the Company had accrued approximately $134,408 in legal fees owed to Greenberg Traurig, P.A., of which $23,687 had been paid by the Company.

Termination of Employment Agreements

In connection with Mr. Taylor's resignation, the Company and Mr. Taylor have agreed to terminate his employment agreement, dated January 14, 2008.  The termination of his employment agreement is effective August 10, 2009.  Pursuant to the terms of the letter of termination, Mr. Taylor has agreed to surrender and return to the Company's treasury 750,000 shares of Class B stock and 250,000 shares of Preferred stock.

Effective August 12, 2009, the Company and Mr. Kevin Leonard have agreed to cancel his employment agreement, dated April 15, 2008. Mr. Leonard has agreed to forgo all accrued salary under the agreement and to surrender and return to the Company’s treasury all stock options granted under the agreement.  Mr. Leonard will remain the President of the Company’s New World Mortgage wholly-owned subsidiary.

ITEM 6. Exhibits.

Exhibit Number	Description

31.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form 10, Amendment No. 3 (File No. 000-53496) filed with the SEC on May 26, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2009	WILLING HOLDING, INC.

/S/ THOMAS L. DISTEFANO III
Thomas L. DiStefano III Chairman and Chief Executive Officer