Form 10-Q
period 2009-09-30
Willing Holding, Inc.
filed 2009-11-13
CIK 1449709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2009

or

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

The number of shares of common stock outstanding as of November 12, 2009 was 2,802,344.

TABLE OF CONTENTS

Willing Holding, Inc. and Subsidiaries
Consolidated Balance Sheets
 .
	UNAUDITED
	September 30,	December 31,
	2009	2008
Assets
Current Assets
Cash & Cash Equivalents	$2,205	$5,259
Marketable Securities	1,500	7,000
Prepaid Expenses & Other Current Assets	-	303,600
Total Current Assets	3,705	315,859

Property & Equipment, Net	24,495	427,232
Deposits	10,205	-
Other Assets	-	910,305

Total Assets	$38,405	$1,653,396

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable & Accrued Expenses	$344,978	$419,957
Due to Former Parent	-	127,945
Related Party Payable	25,251	103,251
Judgment & Settlements Payable	2,113,428	2,113,428
Notes Payable-Current	88,456	117,278
Total Current Liabilities	2,572,113	2,881,859

Non-Current Liabilities
Long Term Debt	-	445,894
Total Non-Current Liabilities	-	445,894

Total Liabilities	$2,572,113	$3,327,753

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 0 and 250,000 shares issued and outstanding, respectively	-	250
Common Stock, $0.0001 par value, 150,000,000 shares authorized; 2,802,344 and 1,760,880 shares issued and outstanding, respectively	280	177
Additional Paid-in Capital	3,061,035	2,188,823
Accumulated Deficit	(5,595,023)	(3,863,607)
Total Stockholders' Equity (Deficit)	(2,533,708)	(1,674,357)

Total Liabilities & Stockholders' Equity (Deficit)	$38,405	$1,653,396

The accompanying notes are an integral part of these financial statements

Willing Holding, Inc. and Subsidiaries
Consolidated Statements of Operations
UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$23,492	$747,585	$218,372	$1,044,765

Operating Expenses
Wages	37,512	395,647	171,319	498,232
Loan Fees	30,001	212,187	101,940	651,930
Selling, General & Administrative	55,028	453,439	742,870	1,203,577
Total Operating Expenses	122,541	1,061,273	1,016,129	2,353,739

Operating Income (Loss)	$(99,049)	$(313,688)	$(797,757)	$(1,308,974)

Other Income (Expense)	(709,829)	-	(933,659)	-

Net Income (Loss) Before Income Taxes	$(808,878)	$(313,688)	$(1,731,416)	$(1,308,974)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(808,878)	$(313,688)	$(1,731,416)	$(1,308,974)

Net Income per Share
Basic	$(0.35)	$(0.18)	$(0.86)	$(1.42)
Diluted	$(0.35)	$(0.18)	$(0.86)	$(1.42)

Number of Shares Used in Per Share Calculations
Basic	2,344,112	1,721,956	2,006,673	918,824
Diluted	2,344,112	1,721,956	2,006,673	918,824

The accompanying notes are an integral part of these financial statements

Willing Holding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
UNAUDITED

	For the Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities
Net Income (Loss)	$(1,731,416)	$(1,308,974)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	393,120	2,116,803
Loss on Disposal of Fixed Assets	361,837	-
Loss on Marketable Securities	5,500	85,000
Loss on Cancellation of Employment Contract	836,900	-
Forfeiture of Stock Options	(95,000)
Depreciation & Amortization	40,900	71,672

Changes in operating assets and liabilities:
Prepaid Expenses & Other Current Assets	166,800	-
Other Assets	-	(1,362,100)
Deposits	(10,205)	-
Accounts Payable & Accrued Expenses	131,021	204,265

Net Cash Used in Operating Activities	99,457	(193,334)

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	(15,579)
Purchase of Marketable Securities	-	(100,000)

Net Cash Used in Investing Activities	-	(115,579)

Cash Flows from Financing Activities
Related Party Payable	(78,000)	-
Payments on Debt	(44,511)	-
Proceeds from Debt	20,000	1,302
Common Stock Issued for Cash	-	360,100

Net Cash Provided by Financing Activities	(102,511)	361,402

Net Increase (Decrease) in Cash	(3,054)	52,489

Cash Beginning of Period	5,259	-

Cash End of Period	$2,205	$52,489

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	-	-

Supplemental Disclosure of Non-Cash Items:
Common Stock Issued for Conversion of Debt	$573,945	$-

The accompanying notes are an integral part of these financial statements

Willing Holding, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 1 – Organization, Business & Operations

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
Prior to the emergence of an economic slowdown and its adverse effect on the mortgage and housing industries, New World developed an e- commerce platform that combines search engine organization and website design for small businesses, its primary market. The service, located at www.toprankedlisting.com, is focused on placing its clients in the top of the major search engines local directories that include those provided by Yahoo and Google.

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, as of September 30, 2009, the Company has an accumulated deficit of $5,595,023 and has yet to be profitable. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.
The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.
The financial statements include the accounts of the Company, and its newly acquired 100% owned subsidiary, New World Mortgage which was acquired on April 15, 2008.
The Company treated this acquisition as a purchase and as such has included in the statement of operations their activity from April 15, 2008 to December 31, 2008 and then from January 1, 2009 to September 30, 2009.
All intercompany transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs. Costs included in inventory primarily include finished spirit product and packaging.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Property & equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over useful lives of 3 to 10 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Assets held under capital leases are recorded at the lesser of the present value of the future minimum lease payments or the fair value of the leased property. Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Basic and Diluted Net Income per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants and convertible notes. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock warrants and convertible notes.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.
The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123(R) and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

Fair value of financial instruments

Statement of Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue recognition

Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.

Advertising

The Company expenses advertising costs as incurred. The Company incurred no Advertising costs for the nine months ended September 30, 2009 and 2008.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
The Company for 2006 and 2007 was a subsidiary and consolidated it losses with the Parent. As of September 30, 2009, the company has a net operating loss carry forward of approximately $5,600,000. As it is more likely than not, that the Company will not realize the benefit of this, therefore, no provision for a deferred tax asset has been established.

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the nine months ended September 30, 2009 and 2008.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Recently Issued Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

•
FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

•
FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements

•
FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.

•
FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

•
FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

•
FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

•
FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Note 4 – Goodwill

The Company recognized goodwill, on its acquisition of New World Mortgage and its issuance of stock to the shareholders on record at the time of separation from the former Parent. The Company has evaluated the acquisition on future cash flows and has concluded that the acquisition should be impaired. The loss on impairment was shown in the statement of operations under other expense in the previous year's financial statements.

Note 5 – Fixed Assets

Fixed Assets consist of Autos, Computers, Furniture and Fixtures and other office equipment with asset lives of between three and five years At September 30, 2009 furniture fixtures and computers were fully depreciated and the only asset consisted of one vehicle. The following summarizes the Company's fixed assets at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Vehicles and Other	$70,795	$395,770
Furniture, Fixtures and Computers	624,406	624,406

Less: Accumulated Depreciation	(670,706)	(592,944)

Net Property & Equipment	$24,495	$427,232

Depreciation Expense for the nine months ended September 30, 2009 and 2008, was $40,900 and $71,672, respectively.

Note 6 – Debt

The Company’s debt at September 30, 2009 and December 31, 2008, consists of the following:

	September 30,	December 31,
	2009	2008
Warehouse Line-Judgment	$702,751	$702,751
Note Payable to Bank	10,000	158,576
Note Payable Related Party	25,251	103,251
Note Payable to GMAC	57,816	58,997
Various Judgments for non-payment	1,410,676	1,410,676
Notes Payable Former Shareholder	20,641	345,600
Total	2,227,135	2,779,851
Less Current Portion	(2,227,135)	(2,333,957)
Long Term Debt	$-	$445,894

In 2008, the Company received a judgment notice for lack of payment for a Warehouse Line totaling $702,751.

Note payable to a bank of $10,000 represents the potential liability after the Company returned a vehicle in June 30, 2009.

Note payable to a related party is due without interest and is payable on demand.

Note Payable to GMAC, is due with monthly payments of $1,180 interest free due October 2012.
The Company is liable on six judgments for various amounts related to obligations not satisfied equally $1,410,676. The Company has been unable to arrange any satisfactory agreement for payment.
On September 29, 2009, Willing Holding, Inc. (the “Company”) issued two unsecured promissory notes in the aggregate principal amount of $20,000 for certain loans provided to the Company by Thomas L. DiStefano III, the CEO and Chairman of the Company.  The Notes are non-interest bearing at and the outstanding principal amount of each Note are due and payable on the date that is the earlier of (i) December 1, 2009, or (ii) within five (5) days of the closing of any subsequent financing of Company (whether completed as a debt or equity financing). The terms of each Note provide that in the “Default and Remedy” (as that term is defined in the Note) by the Company, If Company fails to pay principal on the date on which it falls due or to perform any of the agreements, conditions, covenants, provisions, or stipulations contained in this Note, then Lender, at its option and without notice to Company , may declare immediately due and payable the entire unpaid balance of principal with interest from the date of default at the rate of 12% per year and all other sums due by Borrower hereunder anything herein to the contrary notwithstanding. Payment of this sum may be enforced and recovered in whole or in part at any time by one or more of the remedies provided to Lender in this Note. In that case, Lender also may recover all costs in connection with suit, a reasonable attorney’s fee for collection, and interest on any judgment obtained by Lender at the rate of 12% per year. The remedies of Lender and the warrants provided in this Note shall be cumulative and concurrent, and they may be pursued singly, successively, or together at the sole discretion of Lender. They may be exercised as often as occasion shall occur, and failing to exercise one shall in no event be construed as a waiver or release of it.

On August 24, 2009, the Company entered into a Debt Conversion Agreement  (see Note 11) that converted a total of $573,945 of debt into Class A Common Stock at a conversion rate of $.6624 per share.

Note 7 – Due to Former Parent

The Company’s debt consisted of amounts owed the former Parent due on demand without interest for advances made by the Parent for expenses principally in 2007 and 2006. On August 24, 2009, the Company entered into a Debt Conversion Agreement (see Note 11) whereby this balance was converted into Class A Common Shares.

Note 8– Commitments and Contingencies

Leases

The Company has two rental agreements, the first for it wholly owned subsidiary located in California which is on a month to month lease agreement for office space of $3,000 per month plus a three year rental agreement commencing in April of 2008 for its parent of $1,242 per month.

Employment Agreements

On August 10, 2009, Gideon Taylor, the founder and President, resigned.  Pursuant to his resignation, Mr. Taylor surrendered 750,000 shares of Class B Common Stock and 250,000 shares of Preferred Stock.
On August 12, 2009, the Employment Agreement with Kevin Leonard, the founder of New World Mortgages, Inc., was mutually terminated.  The contract specified that he was to receive $200,000 in base salary for the first year of service; five hundred thousand shares of the Company’s common stock  (500,000 shares); and had the Option to purchase two hundred  and fifty thousand shares (250,000 shares) at $2.50 per share for a period of five years from the date of the acquisition. Under the terms of the termination agreement: all accrued salary and stock options have been retroactively cancelled to the original contract date and Mr. Leonard will maintain his ownership rights in the Class A Common stock that was issued pursuant to the original employment agreement.

Litigation

The Company is involved in various lawsuits as a defendant which have resulted in judgments against them as detailed in Note 6 to these financial statements. The company is also involved in  four additional lawsuits where the ultimate result is unknown but is not expected to result in any future liability.

Note 9-Related Party Transaction

On September 29, 2009, Willing Holding, Inc. (the “Company”) issued two unsecured promissory notes in the aggregate principal amount of $20,000 for certain loans provided to the Company by Thomas L. DiStefano III, the CEO and Chairman of the Company. (see Note 6).

Note 10-Segment Information

The Company is now involved in two different business segments-the first mortgage loans and the second Search Engine Fees. At September 30, 2009 the respective profit and losses were as follows:

	Mortgage	Search Engine	Parent	Total

Revenues	$103,750	$114,622	$-	$218,372

Expenses	332,343	118,226	1,499,219	1,949,788

Loss	$(228,593)	$(3,604)	$(1,499,219)	$(1,731,416)

Note 11 - Equity

Preferred Stock

On August 10, 2009, Gideon Taylor, the founder and President, resigned.  Pursuant to the resignation, Mr. Taylor surrendered 250,000 shares of Preferred Stock. There are no Preferred Shares issued and outstanding at September 30, 2009.

Common Stock

As there is no trading history and the Company's' securities are not offered to the public, the Management determined that the fair value of its Class A common stock through the period ended June 30, 2009 was the last price paid when it raised funds or $2.88 per share.  From July 1, 2009 forward, the Company determined that the fair value should be $.6624 per share as this was the value at which debtors were willing to convert their debt into common stock.
During the year ended December 31, 2008 the Company issued 1,760,880 shares of stock, 125,000 for cash of $360,000, which was later cancelled and converted to debt, 735,000 shares for services rendered, $913,100 included as an expense under general and administrative costs in the statement of operations, and $1,203,950 as a prepaid expense related to the unamortized portion of services rendered, under various agreements at December 31, 2008. The company also issued 25,000 shares in connection with its purchase of New World Mortgage totaling $72,000.In July of 2008 the company issued 1,000,880 shares of stock valued at $2.88 to the shareholders of Perfect Web Technology Inc. as consideration for the spin off. The company then impaired this transaction as it could not determine, sufficiently, the economic value in future periods.
During the nine months ended September 30, 2009, the Company issued 125,000 shares to a consultant totaling $360,000 ($2.88 per share); 50,000 shares to a Director for services totaling $33,120 ($.6624 per share); and 866,464 shares for the conversion of debt totaling $573,945 ($.6624 per share).

Debt Conversion

On August 24, 2009, the Company entered into a Debt Conversion Agreement with Robert Johnson ("Johnson") and other certain debt holders.  The Debt Conversion  Agreement provides that a promissory note in favor of Johnson in the principal amount of $331,200 dated October 28, 2008 plus $242,745 of additional debt owed to other debt holders for a total of $573,945 has been converted into our Class A Common Stock at a conversion rate of $.6624 per share totaling 866,464 shares.

Options

Pursuant to the termination of the Employment Agreement with Kevin Leonard (see note 8) the 250,000 stock options granted Mr. Leonard have been retroactively cancelled totaling $95,000.  There are no issued or outstanding stock options as of September 30, 2009.

Note 12 - Subsequent Events Review

The Company has evaluated all subsequent events through November 12, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC. No recognized or unrecognized events require disclosure as significant subsequent events.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects”, and “plans” and similar expressions are intended to identify forward-looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, risks related to:

•	industry competition, conditions, performance and consolidation;
•	product demand and market acceptance risks;
•	legislative and/or regulatory developments;
•	the presence of competitors with greater financial resources than us;
•	exposure to obsolescence due to the rapid technological changes occurring in Internet and marketing industries; and
•	effects of adverse general economic conditions within the United States; or financial performance.

References in this report to “we,” “us” or “our company” refer to Willing Holding, Inc.

Overview

We were organized in 2005 as a technology company with a focus on the telecommunications industry. Since inception, we have conducted various consulting and other startup activities in the telecommunications sector but have not yet generated any revenues and only incurred minimal expenses relating to those activities. With the acquisition of our wholly-owned subsidiary, New World, in April 2008, a significant portion of our operations have consisted of providing mortgage and e-commerce products and services through our Telemarketing Group and sales organization. Until recently, New World’s operations had primarily consisted of acting as a mortgage broker that for the lending and investing of funds in real estate mortgages. New World had accomplished this through its telemarketing group, which operated a call center in Murrieta, California. We have continued our efforts to grow our business within the marketing, media and to a lesser extent the telecommunications industry, and intend to use New World’s sales organization and telemarketing experience in the support of those endeavors.

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

We do not currently have adequate funds from operations to fund our growth strategy or any acquisition. It is likely that we will seek financing through a combination of debt and/or equity depending on the size and the terms of the acquisition. As a result of the recent lack of liquidity in the credit markets, however, it is unlikely that we will be able to borrow significant amounts of funds in order to acquire companies. We will therefore need to utilize equity through either the sale of our common stock publicly or privately or through the use of our common stock as consideration in the acquisition of a company. However, we may not be able to target or acquire strategic acquisitions on terms beneficial to us or our internal growth may not develop as expected.

Results of Operations

Three Months Ended September 30, 2009 as Compared with the Three Months Ended September 30, 2008

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

Revenues for the three months ended September 30, 2009 were $23,492, which was primarily due to our SEO business compared to $747,585 in revenue during the three months ended  September 30, 2008 that included remaining mortgage related products and services for which we had outstanding work orders.  We anticipate that the revenues generated from our mortgage business will continue to decline.

Operating expenses for the three months ended September 30, 2009 were $122,541, which includes $55,028 in selling and general administration costs as compared to $1,061,273 in operating expenses of which $453,439 are attributed to selling and general administration during the three months ending September 30, 2008.  Wages were $37,512 and loan fees related costs were $30,001 equaling $67,513 for the three months ending September 30, 2009 compared to wages of $395,647 and loan fees related costs of $212,187 equaling  $607,834 for the three months ending September 30, 2008.  Wages and related costs were substantially higher as compared to revenue than it has historically been for New World, due to the fact that we have kept our Telemarketing Group and sales organization to re-train for the SEO product and services.

Our loss from operation for the three months ending September 30, 2009 of $808,878 for the three months ending September 30, 2009 includes $709,828 in termination of employment agreements and their prepaid expenses plus the reversal of stock options and their expenses that has been recorded as an expense as compared to the same period ending September 30, 2008 losses of $313,688.  Aside from us incurring employment termination and stock option reversal expenses our losses of $99,049 reflects our transition into the SEO products and services industry and indicative of the adverse effect the economic downturn in the housing and mortgage industry has had on our Telemarketing Group.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008.

Revenues. Revenues for the nine months ending September 30, 2009 were $218,372, which was nearly equally divided between  the remaining mortgage related products and services, $103,750 or 47.5% for which we had outstanding work orders and $114,622 or 52.5% of newly generated revenue from our SEO business. We expect the telemarketing of SEO products and services to increase to become our primary business.  We look to add additional products and services that can be marketed through our call center.

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

Operating Expenses. Operating expenses for the nine months ending September 30, 2009 were $1,016,129 which includes $393,120 in stock for services costs. Wages of $171,319, Loan Fees of  $101,940 and  selling and general administration (“SGA”) costs were $742,870 for the nine months ending September 30, 2009. Wages,  Loan Fees and SGA costs were substantially lower as compared to the same period ending September 30, 2008 of $2,353,739.  This is primarily due to the decline in mortgage sales as reflected in $101,940 in Loan Fees during the nine months ending September 30, 2009 as compared to $651,930 in Loan Fees for the same period ending September 30, 2008.

Net Loss. Our net loss of $1,731,416 for the nine months ending December 31, 2009 reflects the expense of $933,659 primarily attributed to the  termination of employment agreements and their prepaid expenses plus the reversal of stock options and their expenses that has been recorded as an expense and our transition into the SEO products and services industry and is indicative of the adverse effect the economic downturn has had on the housing and mortgage industry and the carrying costs has had on our Telemarketing Group. Additionally the Net Loss reflected in the nine months ending  September 30, 2009 includes the costs of Loan Fees paid or owed during the nine months, Comprehensive Loss due to loss of value of securities held and an Impairment Loss none of which we believe will impair our ability to continue our Telemarketing Group business selling SEO products and services.

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

Cash Flows

Operating Activities. Net cash flow provided by operating activities was a loss of $1,731,416 with $99,457 net cash provided by operating activities during the nine months ended September 30, 2009.  This primarily resulted from the conversion of debt to equity, the cancellation of employment agreements, stock based compensation, prepaid expenses and the disposal of fixed assets.

Investing Activities. Net cash used in investing activities totaled ($102,511) as we needed to borrow in the form of loans, working capital from our chairman as well as continue payments on debt in the year quarter ended  September 30, 2009.

Financing Activities. Our only financing activity to date has been the sale of 125,000 shares of our Class A common stock to an investor for gross proceeds of $360,000 in January 2008.  On October 28, 2008, however, we entered into a mutual general release agreement whereby the investor agreed to tender his shares of common stock to the Company for cancellation in exchange for our issuance of a promissory note in the principal amount of $360,000.  The note was non-interest bearing, payable in monthly installments of $7,200, and matured on December 28, 2012.  On August 24, 2009, the investor converted the remaining promissory note owed for Class A Common stock @ $.6624 per share or 500,000 shares of our Class A Common stock.

Liquidity and Capital Resources

Our cash requirements during the nine months ended September 30, 2009 were financed primarily from financing activities, operating cash flow, disposition of property and equipment and accounts receivables.  As of September 30, 2009, we had cash and cash equivalents of approximately $2,205.

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

ITEM 1.01 ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.

On August 24, 2009, we entered into a Debt Conversion Agreement (the "Debt Conversion Agreement") with Robert Johnson ("Johnson") and other certain debt holders.  The Debt Conversion  Agreement provides that a promissory note in favor of Johnson in the principal amount of $331,200 dated October 28, 2008 (the "Note"), plus $242,745 of additional debt owed to other debt holders for a total of $573,945 has been converted into our Class A Common Stock at a conversion rate of $.6624 per share.

A total of 866,464 shares of our Class A Common Stock have been issued pursuant to the Debt Conversion Agreement for $573,945 in debt.

The descriptions of the Debt Conversion Agreement and the Note discussed in this Report on Form 8-K are qualified in their entirety by reference to the Form of Debt Conversion Agreement and Note, copies of which are attached as Exhibit 10.1 and Exhibit 10.2 to this Form 8-K and are incorporated by reference herein in their entirety.

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

November 12, 2009	WILLING HOLDING, INC.

/S/ THOMAS L. DISTEFANO III
Thomas L. DiStefano III
Chairman and Chief Executive Officer