Form 10-K
period 2009-12-31
Willing Holding, Inc.
filed 2010-04-15
CIK 1449709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number 000-53234

WILLING HOLDING, INC.
(Exact name of registrant as specified in its charter)

Florida
(State or other jurisdiction of incorporation or organization)

21218 St. Andrews Ave., #131
Boca Raton, FL 33432
(Address of principal executive offices, including zip code.)

(561) 705-4386
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2009, was approximately $2,627,916 based upon the price the shares were last sold. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be considered to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   as of April 13, 2010 there were 27,802,344 Class A Common Stock and 1,500,000 shares of Class B Common Stock.

WILLING HOLDING, INC.

PART I

FORWARD LOOKING STATEMENTS

Statements included in this Annual Report that do not relate to present or historical conditions are called “forward-looking statements.” Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “plans,” “could,” “will” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Important factors that could cause actual performance or results to differ materially from those expressed in, or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) our ability to grow our business through the acquisition of complementary businesses, (iv) risks associated with acquisition and the integration of assets or businesses we intend to acquire, (v) the effects of adverse general economic conditions, both within the United States and globally, (vi) success in retaining or recruiting officers, directors and employees, (vii) potential inability to obtain additional financing, particularly in light of the current liquidity crisis occurring in the United States and globally, (viii) limited pool of target businesses, and (ix) other factors described under “Risk Factors” below.

Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

ITEM 1. BUSINESS

DESCRIPTION OF OUR COMPANY AND ITS PREDECESSOR

Our Company

We were organized as a technology company in 2005 and initially focused our efforts in the telecommunications industry and the development and sale of Internet-based products and services. Our operations have primarily been the telemarketing of various products and services through our subsidiary New World Mortgage, Inc. (“New World”).  Initially, New World’s telemarketing consisted of selling residential and commercial mortgages and related products. However, as a result of the recent decline in the mortgage industry and the real estate market, New World has re-trained its telemarketing and sales personnel to provide new Internet marketing products and services including search engine optimization (“SEO”).

History of the Business

Willing Holding, Inc.

We were organized as a limited liability company in Florida in November 2005 under the name The Perfect Web LLC, and operated as a subsidiary of Perfect Web Technologies, Inc. (“PWTI”).  PWTI created this subsidiary for the purpose of building a telecommunications, technology and marketing company.

From 2006 to 2007, we began putting together our management team and a group of consultants to research the telecommunications and Internet marketing market and search for potential state and government contract and business opportunities.

We filed a certificate of conversion with the Secretary of State of Florida to convert to a Florida profit corporation in August 2007, changing our name to The Perfect Web, Inc., and then changed our name again to Willing Holding, Inc. in January 2008. On July 31, 2008, our then-majority shareholder, PWTI, spun-off 1,000,880 of its shares of our common stock to its shareholders. PWTI then returned to us the remaining 18,999,120 shares of our common stock for cancellation, effective as of the same date. The purpose of the cancellation was so that we could be an independent operating company after the spin-off. PWTI did not receive any compensation for the cancelled shares.

New World Mortgage, Inc.

During 2008, we moved to complete our management team by locating experienced sales personnel. Having met and interviewed Mr. Kevin Leonard, the principal at New World Mortgage, Inc. (“New World”), we decided to acquire Mr. Leonard’s sales and marketing team and telemarketing call center through the acquisition of New World.

On April 15, 2008, we acquired 100% of the outstanding common stock of New World, a California corporation organized in March 2001, in exchange for issuing 25,000 shares of our common stock to Francis Leonard, the father of Kevin Leonard and previously the sole shareholder of New World. Since October 15, 2008, we and Francis Leonard have had the right to rescind the acquisition transaction on the terms set forth in the stock purchase agreement, including for example, bankruptcy of either party, death or permanent disability of Mr. Francis Leonard, failure of New World to maintain certain cash flow margins or our failure to use our best efforts to fund the growth of New World. This right of rescission has no expiration date.

General Development of Business and Overview

In 2003, Mr. Kevin Leonard and his father, Francis Leonard, initially founded New World as a privately held mortgage brokerage/banking firm. Until recently, as a company providing mortgage brokerage/banking services, New World specialized in both online and subprime lending and provided the following six distinct services: New World’s home and commercial loan programs included: purchase, refinance, debt consolidation, home equity loans, second mortgages, construction loans, and home improvement loans to a wide range of credit borrowers.

In July 2003, New World opened its first licensed location in the Southwestern United States. By July 2004, New World had opened its first licensed location in the Northeastern United States. In July 2006, the Company had licensed locations in 25 states and over 300 loan originators (“virtual loan officers”) and independent service branches and launched an online Broker and Banker Platform. Much of New World’s growth was attributable to its telemarketing call center located in its main office in Murrieta, California.

New World acted primarily as a mortgage broker generating potential home and commercial clients. New World, through its telemarketing and sales efforts and its virtual loan officers would utilize one-to-one relationships or its Broker and Banker Platform to match a home and commercial client mortgage request with a mortgage lender. In some situations, New World invested in mortgages by purchasing loans and seeking to resell them to investors.  Unsold mortgages were held as company assets.

In 2006, New World created an online Broker and Banker Platform to utilize the Internet to cut down on the time it would take the virtual loan officers to create a data file of information on a prospective mortgage client, process the data with the mortgage lender or multiple lenders and obtain a mortgage commitment for a particular client.

Online Broker and Banker Platform

The Broker and Banker platform is New World’s online lead generation technology that offers a fast, online solution that matches a client’s mortgage loan information with lenders’ mortgage products designed to cut down on the time to a mortgage commitment.

The Broker and Banker platform is made up of the following integrated components:

•	Web site Interface;

•	Client - online form and credit application;

•	Online communication of mortgage products;

•	Customer care support;

•	Automated email tools;

•	Product and pricing configuration for automated pre-qualified offers; and

•	Offer conditions and rules-based closing costs.

Mortgage Loan Process

The virtual loan officers independently develop marketing plans to locate potential clients of home and commercial mortgages. The virtual loan officers distribute the home and commercial mortgage leads to New World for the introduction to mortgage lenders either manually or through New World’s Broker and Banker Platform. New World has established relationships with mortgage lenders that provided various home and commercial mortgage options. Clients seeking loan products began the New World process either by contacting a virtual loan officer, contacting New World via its telemarketing sales organization or by completing a form located on its online Broker and Banker Platform. Clients would also contact a virtual loan officer or a New World representative directly to complete a qualification form based on the instructions and answers to questions. After the qualification form was complete, New World’s Broker and Banker Platform automatically retrieved the particular consumer’s credit score. The clients’ data and credit scores are then automatically compared to the underwriting criteria of the lenders with whom we had lending arrangements and mortgage product. If a client qualified they could receive multiple loan offers in response to a single request and then compare, review, and accept the offer that best suited their needs.

Repositioning of the Business

In late 2007, New World’s management recognized the downward trend in housing and a demand for mortgage products and services. As a result, its management initiated the development of our proprietary search engine optimization (“SEO”) products and services at that time. The primary focus of SEO’s and in part, search engine marketing (“SEM”) firms, is to provide a higher search engine ranking, drive Internet traffic and improve indexing on the major search engines that in turn, delivers qualified consumers.

As a result, in 2009 New World ceased conducting business as a mortgage broker and discontinued all its mortgage operations.

New World’s Internet Marketing/Lead Generation and SEO Plan

Defining SEO Markets

While the overall number of searches continues to increase month by month, competition between the top search engines, Google, Yahoo, Microsoft and to a lesser extent Ask.com is marketed through new product, services and third party marketing platforms. Google In July, 2009, Yahoo and Microsoft have agreed to a pact where Microsoft will provide the underlying search technology on Yahoo’s popular Web sites.   The pact will more broadly showcase Microsoft’s recent overhaul of its search engine, renamed Bing.   The pact allows Yahoo to focus the company on its strengths as a producer of Web media sites and as a marketer in on-line display advertising.  While Microsoft receives access to Yahoo’s search technology, Yahoo receives a big bump in annual revenues, 88% of the search-generated ad revenues from its own sites for the first 5 years of the 10-year deal.

What occurred during the competitive buildup and commercial success of search technology is a new business has developed by smaller companies who have created software and business applications that use the top search companies as the building blocks of their business. Utilizing its experience in past development of software for managing its mortgage brokering business and its current telemarketing and sales organization to create business leads New World has created its SEO platform to provide top rank search listings for small business and professional service market.

New World’s Local Search Platform

New World has created a market niche by providing its Internet marketing/lead generation and SEO subscription services to small businesses and professional service providers in  targeted geographic areas.  The small businesses and professional service providers may include the following:

•	Lawyers specializing in specific areas like divorce; DUI, personal injury in Los Angeles, California;

•	Accountants who specialize in tax or estate planning in Hartford, Connecticut;

•	Real estate brokers who specialize in vacation rentals in Orlando, Florida;

•	Plumbers who specialized in clogged toilets in Boston, Massachusetts ;

•	Electricians who are needed in Miami, Florida;

•	Florist who sell roses in San Diego, California.

Starting in 2008, New World began to create the foundation of its SEO business by acquiring URL’s (Uniform Resource Locator (“URL”) specifies where an identified resource is available and the mechanism for retrieving it. The best-known example of which is the address of a web page on the World Wide Web), in targeted geographic locations for specific industries.  Of which, an example is  www.attorneyintemecula.com.  New World now owns and manages hundreds of  websites in local markets throughout the US.

Through the use of its software and business applications, New World works to get each of their websites ranked in the top search requests for the geographic location for a specific small business or professional service provider.

New World’s Products and Revenue Streams

New World’s primary revenue stream is driven by its established telemarketing sales organization to drive local business to monthly and annual subscription for top rank search listings in the Yahoo, Bing and Google local search.   In addition to its telemarketing and sales organization New World utilizes its Internet marketing applications that include broadcast e-mail and SEO technologies to attract a target market to its products and services. New World’s SEO Platform positions its customers to come up for multiple key search phrases,  drive traffic to the customers website,  landing page and their Google, Yahoo and Bing local business page.

New World’s SEO Subscription Product

New World’s SEO subscription service includes the following:

•	Development of website landing page for the customer,

•	Detailed keyword research to identify the most effective key phrases to target,

•	Top listing on Yahoo, Bing and Google local search,

•	Detailed one-to-one consultation with you to outline strategy,

•	Customer support that includes,

•	Data on hits and views of the website landing page,

•	Analytics implementation & monitoring, and

•	Search request tracking and reporting for customers and ROI tracking.

New World uses its SEO platform and human expertise to optimize the URL managed by New World and each page of a customer’s website for top search engine placements.   The entry level SEO subscription price starts at $89.00 per month.  New World also sells six month and yearly subscriptions at a discount to the monthly price.

New World’s Internet marketing/ lead generation product.

New World’s Internet marketing product is a lead generator for specific business and professional service providers.  New World expands its SEO platform to generate search engine placement results for a specific product or service.  The Internet marketing and lead generation product is geared to those specific markets where individual leads may turn into large accounts for the customer.

Examples of customers for the Internet marketing/lead generation service may be real estate agents selling high end properties.  In this case New World generates leads utilizing its SEO platform, gathers data on the quantity of leads that will be created over a period of time then tests the quality of the lead.  When the lead generation data is complete New World sells the leads in either or a combination of the following:

•	at a premium price; or

•	a percentage of the closed sale brought on by the lead.

Customers who utilize the Internet marketing/lead generation service typically pay fees in excess of $1,000.00 per lead sold.

COMPETITION

We face intense competition in the search engine and Web portal industry.  Many other competitors are well established, have greater resources and have a name and brand recognition. These companies also have customer bases that are much larger than ours. We cannot be sure that our targeting of small business and the professional service providers will be successful in differentiating our services from those offered by our much larger competitors and those smaller companies SEO, SEM and Internet advertising companies.

Some of the many small business SEO, SEM and Internet advertising competitors include:

•	At.com local,

•	TMP Directional Marketing,

•	Local Search Ranking.com,

•	15Miles.com, ListedFirst.com,

•	GeoLocalSEO,

•	eLocal Listing,

•	Customer Magnetism.

Customers

Our existing customers are located primarily in the United States and are derived from selling our Internet marketing/lead generation and SEO products and services. We do not currently depend on one or a few customers for our business. Our SEO products and service are sold on a subscription basis and our customers are charged month to month for the service. Our Internet marketing/lead generation premium services are sold on a lead by lead basis.  We have small businesses and professional service providers as customers and do not anticipate relying on any major customers in the future.

Seasonality

Our SEO business is not seasonal and we do not anticipate that we will be subject to significant seasonal variations.

Research and Development

New World began conducting research and development activities for its SEO business in 2007.

Intellectual Property

We intend to protect our original intellectual property through a combination of non-compete and confidentiality agreements, along with patents, copyrights and/or trademarks as appropriate. Copyright laws and applicable trade secret laws may protect our proprietary algorithms and computer code. However, we have not initiated the process of applying for any federal copyright, trade mark or other similar registration.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

On August 10, 2009, the Board accepted the resignation of Gideon D. Taylor as Chairman and CEO.  On August 10, 2009 the Board appointed Thomas L. DiStefano III as Chairman of the Board and CEO.

As of December 31, 2009, our subsidiary New World employed 6 full-time employees and 4 independent contractors. In addition, we currently employ our chief executive officer and the president of New World on a full-time basis. None of our employees are covered by a collective bargaining agreement.  We believe that we have a good relationship with our employees

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our general operations as well as Internet commerce and operations.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our product or services.

REPORTS TO SECURITIES HOLDERS

We provide an Annual Report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2. PROPERTIES

We currently occupy approximately 6,000 sq. ft. at 41655 Date Street, Suite 200, Murrieta, CA 92562 where the operations of New World are presently conducted.  We believe the existing facilities are in good or excellent condition. The facilities are adequate for our current needs but may not be in the future as we anticipate an increase in our full-time employees.  The lease term expired on December 31, 2007 and is currently a month to month tenancy. The monthly base rent is $3,000.00.   In 2009, New World, in an understanding with Top Rank Listing, Inc., moved the operational cost of the rent and utilities to be paid by Top Rank Listing in consideration for New World utilizing its sales organization to market Top Ranks Listing’s products and services.  Up until December 31, 2008 we occupied and leased approximately 1242 sq. ft. of office space located at 3 Centerview Drive, Suite 240, Greensboro, North Carolina 27407, for $1,242 per month.   On March 24, 2010, we negotiated a lease buyout on all past due and future rent due for $10,000.00 with the current landlord Security National Properties.

ITEM 3. LEGAL PROCEEDINGS

On April 24, 2007, Stearns Lending, Inc. (“Stearns”) instituted an action against New World and Francis Leonard in the Superior Court of the State of California, Riverside County, alleging breach of contract, specific performance, express contractual indemnity, unjust enrichment and declaratory relief. The complaint alleges that New World breached its indemnification obligations under the Loan Broker/Correspondent Agreement it entered into with Stearns on or about November 11, 2005. The agreement provided that New World would indemnify Stearns and hold it harmless against any claim, loss, damage, cost or other liability arising out of New World’s breach of any of its covenants, duties and/or obligations under the agreement. One of its obligations was that it would repurchase any loan Stearns funded that was found to be over 30 days delinquent within the first 120 days. Stearns claims that New World acted as a broker for a first and second mortgage to an individual in the aggregate amount of $622,000, and that the loans were over 30 days delinquent in the first 120 days. The complaint states that the defaults were never cured and that New World failed to repurchase or indemnify Stearns. Stearns was seeking monetary compensatory damages, which it claimed would likely exceed $622,000. New World and Stearns commenced negotiations and in July 2008 entered into a settlement agreement. The court has retained jurisdiction over the matter to enforce the terms of the settlement agreement. On December 29, 2009, the court ordered the settlement and judgment to be $75,557.50. As of the date of this Annual Report, the judgment has not been satisfied.

On September 20, 2007, Arthur Casale instituted an action in the Superior Court of California, County of San Diego, against New World and 12 other defendants including Kevin Leonard, New World’s chief executive officer. The plaintiff alleges a “mass conspiracy” of New World, GMAC Mortgage, LLC, Mortgageit, Inc., and several other title and escrow companies whereby all of the defendants have “come together to create a scheme” by which they could take the plaintiff’s home in order to collect fees and commissions. The plaintiff claims $1,000,000 in damages. The matter is currently pending, since the individual whom the plaintiff accused of leading the conspiracy has died. A mediation occurred on November 18, 2008, however, the parties were unable to come to an agreement.  We believe Mr. Casale’s claims are without merit, and we intend to vigorously defend against the claim.

On January 25, 2008, a judge in the Circuit Court for Prince George’s County, Maryland, entered a judgment in favor of First Franklin Financial Corp. against New World in the amount of $319,860 for breach of contract. As of the date of this Annual Report, the judgment has not been satisfied.

On July 21, 2008, a default judgment against New World was entered in the United States District Court of the Eastern District of New York in Gary Hosking v. New World Mortgage, Inc. and New World Capital Holdings, Inc., Case No. 2007cv02200, for failure to appear in a class action lawsuit under the Fair Labor Standards Act to recover unpaid overtime compensation, liquidated damages, allegedly unlawfully withheld wages, statutory penalties, and damages owed to certain loan officers formerly employed by New World. The amount of damages and attorney’s fees has yet to be determined by the court.  On December 16, 2009, the court determined that service on Kevin Leonard and Francis Leonard was not effectuated.

On August 1, 2008, New World and NEC Financial Services Inc. (“NEC”) entered into a stipulation for judgment in NEC Financial Services Inc. v. New World Mortgage, Inc. and Francis Leonard, Case No. RIC 445282, in the Superior Court of the State of California, County of Riverside, whereby New World agreed to pay NEC the sum of $86,300 (the “Stipulation Amount”) for its breach of certain equipment leases. The court entered a judgment in the principal amount of $132,656 which shall be stayed so long as New World pays NEC the Stipulation Amount in installments over the course of the next three years.

On October 30, 2008, in First Collateral Service, Inc. v. New World Mortgage, Inc.; Francis Thomas Leonard, Case No. 74 148 Y 00479 08 LUCM, an arbitrator for the American Arbitration Association in the State of New York entered a judgment against New World in favor of First Collateral Service, Inc. (“First Collateral”) in the amount of $702,751 (“Judgment Amount”) which represents two performing loans which First Collateral has not been able to sell. The judgment was entered as a result of New World, Francis Leonard and First Collateral entering into a settlement agreement and release whereby New World and Francis Leonard agreed to have a judgment entered against them for the Judgment Amount. New World believes that First Collateral will eventually be able to sell these two loans but in this economic climate, it is difficult to predict exactly when. At such time as those loans are sold, New World will be credited with the sale amount, but will be liable for any short fall, costs and fees not otherwise absorbed. As of the date of this Annual Report, the judgment has not been satisfied.

On December 3, 2008, a default judgment against New World was entered in the Supreme Court of the State of New York, County of Suffolk, in 900 Merchant’s Concourse, LLC v. Geneva Funding Corp., New World Mortgage, Inc. and Domenick Pisciotta, Index No. 005167/2008, in favor of 900 Merchant’s Concourse, LLC in the amount of $375,000 plus interest and costs. As of the date of this Annual Report, the judgment has not been satisfied.

Except as set forth above, based on the information available to us, we do not believe we are currently subject to any other material litigation or legal proceeding. We are party to other litigations and other litigations may arise in the future  which may be material and may or may not be in the ordinary course of business.

Because the eventual outcome of any litigation is hard to predict, we are not certain whether the eventual outcome of any new litigation will have a material adverse effect on our business. In addition, we may become involved in other litigation from time to time relating to claims arising in the ordinary course of our business which, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Our common stock was listed on the OTC Bulletin Board on August 19, 2009 under the symbol “WHDX”.   The high and low bid prices reflect trading in our Common Stock between that date and December 31, 2009.

	HIGH	LOW	HIGH	LOW
	BID PRICES		ASK PRICES
Fiscal Year 2009:
Third Quarter	$.25	$.25	$1.01	$1.00
Fourth Quarter	$.25	$.25	$1.01	$1.00

(b)  HOLDERS - As of April 13, 2010, there were 198 shareholders of record of the Company’s Common Stock. This number does not include:

•	any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or

•	broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

 DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 12(G) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company’s shares are covered by Section 12(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In 2009 we had no Incentive or Compensation Plans.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended December 31, 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in our audited financial statements under Item 10 of this Annual Report.

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

Overview

With the acquisition of our wholly-owned subsidiary, New World, in April 2008, a significant portion of our operations have consisted of providing mortgage and e-commerce products and services through our telemarketing call center and sales organization. Until 2008, New World’s operations had primarily consisted of acting as a mortgage broker for the lending and investing of funds in real estate mortgages. New World had accomplished this through its telemarketing group, which operated a call center in Murrieta, California. We have continued our efforts to grow our business within the Internet marketing and SEO industries and intend to use New World’s sales organization and telemarketing experience in the support of those endeavors.

The residential real estate market in the United States has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally, which has negatively impacted our revenues. This economic downturn has affected our ability to generate revenue that we historically generated from selling mortgage products and services. Our telemarketing call center and sales organization was not able to generate sales for our Internet marketing and SEO products at the previous two years gross revenue levels for 2009.

In mid-2007, New World’s management recognized the downward trend in housing and the demand for mortgage products and services. As a result, its management initiated the development of our proprietary search engine optimization (“SEO”) products and services at that time. The primary focus of SEO’s and in part, search engine marketing (“SEM”) firms, is to provide a higher search engine ranking, drive Internet traffic and improve indexing on the major search engines that in turn, delivers qualified consumers. During 2009 New World ceased its operation s in the mortgage industry.

We do not currently have adequate cash funds from operations to fund our growth strategy or any acquisition. It is likely that we will seek financing through a combination of debt and/or equity depending on the size and the terms of the acquisition. As a result of the recent lack of liquidity in the credit markets, however, it is unlikely that we will be able to borrow significant amounts of funds in order to acquire companies. We will therefore need to utilize equity through either the sale of our common stock publicly or privately or through the use of our common stock as consideration in the acquisition of a company. However, we may not be able to target or acquire strategic acquisitions on terms beneficial to us or our internal growth may not develop as expected.

Recent Event

On March 23, 2010, the Company and 11i Solutions, Inc., a Georgia corporation (“11i Solutions”), entered into a Purchase Agreement (the “Agreement”), effective March 26, 2010.   The parties additionally entered into an Escrow Agreement (“Escrow Agreement”) on March 26, 2010.  As per the terms of the Agreement 11i Solutions will acquire a majority position in the capital stock of the Company. The Board of Directors of the Company has unanimously approved the Purchase Agreement.

11i Solutions provides wireless technologies and other services and hardware to a variety of rapidly expanding markets, specifically: critical infrastructure security, antiterrorism, homeland security, intelligence, and law enforcement. 11i has designed and developed innovative, multi-purpose solutions, addressing the growing problem of the malicious use of cellular-wireless technology. 11i targets the commercial, government and international markets for its products and services. 11i Solutions is headquartered in Kennesaw, Georgia.

Upon the terms and subject to the conditions of the Agreement, 11i Solutions purchased 25,000,000 shares of the Class A common stock of the Company (the “Shares”) pursuant to the distribution terms provided in the Escrow Agreement for $225,000.00.  Pursuant to the terms of the Agreement Thomas L. DiStefano III resigned as chief executive officer of the Company and Domingo M. Silvas III was appointed as the new chief executive officer.  Subsequent to the resignation of Mr. DiStefano he was reappointed as CEO by an Amendment to the Purchase Agreement. In the Amendment Mr. DiStefano remains the Company’s Chief Executive Officer (“CEO”) until the first payment of the purchase price in the amount of $75,000 (or receipt of the First Installment) in order to maintain cohesive order in the Company’s s business operations and this provision shall amend Section 5. g. iii and iv of the Agreement. Additionally, Melissa K. Conner resigned as a director of the Company under the terms of the Agreement. The Agreement provides that Mr. DiStefano and Mr. Silvas will serve as co-chairmen of the Company until all closing conditions under the Agreement and the Escrow Agreement have been satisfied.  The terms of the Agreement include 11i Solutions paying all the outstanding debt obligations of the Company during  a ninety day period commencing on March 26, 2010,  the effective date of the Agreement.  At such time as the full purchase price for the Shares has been paid and all outstanding debt obligations of the Company have been discharged under the terms of the Escrow Agreement, Mr. DiStefano will resign from his position as co-chairman of the Company.

Upon completion of the terms of Escrow Agreement, the Company’s new chief executive officer will become Domingo M. Silvas III.  Mr. Silvas served in the United States Army NG as a combat medic from March 1992 to March1996.  From December 1996 through March 2000 he was an operation manager for NAF located in Germany. In 2000 he founded Leads Direct a web-based online management/delivery system for clients and their sales associates.  From March 2005 to September 2007 Mr. Silvas was a senior project director for Core Technologies.  In August 2007, Mr. Silvas founded 11i Networks, Inc. and became its Chairman where he raised the initial startup capital, and recruited the management team.  In Jan 2010, 11i Networks, Inc.’s subsidiary 11i Solutions, Inc. was launched as a wireless technology company with products and solutions developed for anti-terrorism and homeland security.

In July 2009,  while serving as chairman of 11i Networks, Inc., Mr. Silvas  became chief executive officer of AquaGold International Inc. (OTCPK:AQUI) a water bottling company with the purpose of restructuring its management team and creating business development opportunities. Mr. Silvas resigned from AquaGold International Inc.  in December 2009 to concentrate exclusively on 11i Solutions, Inc. and its capital formation,  technology development, business development and transition from a private to a public company.

The Company is not aware of any arrangement or understanding between Mr. Silvas and any other person, pursuant to which he was selected as a director except as provided in the Agreement.  Mr. Silvas is not a party to any transaction or currently proposed transaction with the Company that is reportable under Item 404(a) of Regulation S-K.

The Agreement contains certain rescission rights for both the Company and 11i Solutions including without limitation the mutual right to rescind the Agreement if 11i Solutions has not complied with the terms of the Agreement, including full payment of the purchase price for the Shares within the ninety day term.  As of the date of this Annual Report the Purchase Agreement and Escrow Agreement remain in effect.

The foregoing descriptions of the Agreement and Escrow Agreement are only summaries, do not purport to be complete and are qualified in their entirety by reference to the Agreement and Escrow Agreement, attached in the exhibit index to this Annual Report, which agreements are incorporated herein by reference.

The Agreement and Escrow Agreement have been included to provide security holders with information regarding their terms. The representations, warranties and covenants contained in the Agreement and Escrow Agreement were made only for purposes of the Agreement and as of specified dates, were solely for the benefit of the parties to the Agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Agreement and Escrow Agreement. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the Agreement and Escrow Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to potential investors and other third parties. Information concerning the subject matter of the representations and warranties may change after the date the Agreement and Escrow Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Results of Operations

Twelve Months Ended December 31, 2009 as Compared with the Twelve  Months Ended December 31, 2008

The current economic downturn in the housing and mortgage industries has especially affected revenue that we have historically generated from selling mortgage products and services.  Our Telemarketing Group did not return to its previous revenue levels generated from selling mortgages and revenues were substantially lower.

Revenues.  Revenues for the twelve months ended December 31, 2009 were $259,521, which was primarily due to our SEO business and the winding down of our mortgage business as compared to $1,156,616 in revenue during the twelve months ended  December 31, 2008 that included remaining mortgage related products and services for which we had outstanding work orders.  We do not anticipate revenues being generated from our former mortgage business.

Operating Expenses. Operating expenses for the twelve months ended December 31, 2009 were $2,159,004, which includes selling and general administration costs (“SGA”) as compared to $4,134,391 in operating expenses of which are attributed to SGA during the twelve months ending December 31, 2008.  During 2009 our wages were primarily commission based and made up the significant portion of our operating expenses with the rent and utilities and other operating expenses being paid by our partner Top Rank Listing.  In the twelve months ending December 31, 2008,  wages and related costs equaled $831,489 and SGA costs were $1,451,181 that were the predominant portion of operating expenses.   Wages and related costs were substantially higher as compared to revenue than it has historically been for New World, due to the fact that we have kept our Telemarketing Group and sales organization to re-train for the SEO product and services and our relationship with Top Rank Listing.

Loss from Operations. Our loss from operations for the twelve months ended December 31, 2009 of $(1,899,483)  includes $1,521,352 in termination of employment agreements and their prepaid expenses plus the reversal of stock options and their expenses and loss on fixed assets that has been recorded as an expense as compared to the same period ended December 31, 2008 losses of $(3,733,662).  Aside from us incurring employment termination, stock option reversal expenses and loss on fixed assets our losses reflect our transition into the SEO products and services industry and are indicative of the adverse effect the economic downturn in the housing and mortgage industry has had on our Telemarketing Group. Additionally the Net Loss reflected in the twelve months ended December 31, 2009 does not include the judgment liabilities none of which we believe will impair our ability to continue our Telemarketing Group business selling SEO products and services.

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

This litigation has had a material impact on our revenues, expenses, and net loss during the twelve months ending December 31, 2009 and may have a material impact going forward. If the holders of any judgments attempt to enforce those judgments, it will have a material adverse effect on our business, results of operations, financial position and liquidity.

Cash Flows

Operating Activities. Net cash flow provided by operating activities was a loss of ($1,889,483) with $2,950 net cash provided by operating activities during the year ended December 31, 2009.  This primarily resulted from the conversion of debt to equity, cancellation of employment agreements, stock based compensation, prepaid expenses and the disposal of fixed assets.

Investing Activities. Net cash used in investing activities totaled $54,000.00 as we needed to borrow in the form of loans, working capital from our chairman as well as continue payments on debt in the year ended December 31, 2009.

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

Plan of Operation

We plan to expand our subsidiary New World’s Internet marketing product as a lead generator for specific businesses and professional service providers.  New World plans to grow its SEO platform to generate search engine placement results for a specific product or service that is geared to specific markets where individual leads may turn into large accounts for the customer.

New World generates leads utilizing its SEO platform, gathers data on the quantity of leads that will be created over a period of time then tests the quality of the lead.  When the lead generation data is complete New World sells the leads in either or a combination of a premium price or a percentage of the closed sale brought on by the lead.

Our expansion plan for New World is directly tied to the Agreement to purchase shares by 11i Solutions, Inc.  We believe that the business combination between 11i Solutions and New World will enhance New World’s telemarketing, call center and SEO services as well as 11i Solutions products and services.  See Recent Event above and the Note to our audited financial statements entitled Subsequent Events.

Liquidity and Capital Resources

Our cash requirements during the year ended December 31, 2009 were financed primarily from financing activities, operating cash flow, disposition of property and equipment and accounts receivables.  As of December 31, 2009, we had cash and cash equivalents of approximately $4,450.00.

On September 29, 2009 and December 17, 2009 we issued unsecured promissory notes (the “Notes”) in the aggregate principal amount of $20,000.00 and $30,000.00 for certain loans provided to the Company by Thomas L. DiStefano III, the CEO and Chairman of the Company.

The Notes are non-interest bearing  and the outstanding principal amount of each Note is due and payable on the date that is the earlier of (i) December 1, 2009 and  February 15, 2010,  or (ii) within five (5) days of the closing of any subsequent financing of the Company (whether completed as a debt or equity financing).

The terms of each Note provide that in the “Default and Remedy” (as that term is defined in the Note) by the Company, if the Company fails to pay the principal on the date on which it falls due or to perform any of the agreements, conditions, covenants, provisions, or stipulations contained in this Note, then Lender, at its option and without notice to Company , may declare immediately due and payable the entire unpaid balance of principal with interest from the date of default at the rate of 12% per year and all other sums due by Borrower hereunder anything herein to the contrary notwithstanding.  Payment of this sum may be enforced and recovered in whole or in part at any time by one or more of the remedies provided to Lender in this Note.  In that case, Lender also may recover all costs in connection with suit, a reasonable attorney’s fee for collection, and interest on any judgment obtained by Lender at the rate of 12% per year.  The remedies of Lender and the warrants provided in this Note shall be cumulative and concurrent, and they may be pursued singly, successively, or together at the sole discretion of Lender.  They may be exercised as often as occasion shall occur, and failing to exercise one shall in no event be construed as a waiver or release of it.

At the time of this Annual Report we have not made payment on either of the Notes for $20,000.00 and $30,000.00 for certain loans provided to the Company by Thomas L. DiStefano III, the CEO and Chairman of the Company.

If we experience a shortage of funds prior to generating revenue from operations we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for business operations, however, our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

We have experienced a significant loss from operations. Our ability to continue as a going concern is dependent upon our ability to secure additional financing and attain profitable operations. We believe that our existing available cash and cash equivalents and operating cash flow may not be sufficient to satisfy our operating cash needs for the next 12 months at our current level of business. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. In addition, if our working capital or other capital requirements are greater than currently anticipated, we could be required to seek additional funds through sales of equity, debt or convertible securities, or through credit facilities. Failure to secure such financing or to raise additional capital or borrow additional funds and/or expand our operations may result in our not being able to continue as a going concern. Our independent registered public accounting firm has issued a going concern opinion on ours and New World’s audited financial statements for the fiscal year ended December 31, 2009.

Our plans to address these operating conditions consist of the following initiatives:

•	secure additional equity financing; secure additional short and long-term debt financing;

•	pursue the purchase of certain revenue generating assets or businesses;

•	and reduce our current expenditure rates.

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

Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended December 31, 2009, that states there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding.

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

INFLATION

The rate of inflation has had little impact on the Company’s results of operations and is not expected to have a significant impact on continuing operations

ITEM 9 A(T). CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based upon the December 31, 2008 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the Securities and Exchange Commission. These officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives. Since we have become a new public company as of August 19, 2008 and we have neither filed an Annual Report with respect to our 2007 fiscal year nor were we required to do so, due to a transition period established by rules of the SEC for newly public companies, we are not yet required to:

•	maintain internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)), pursuant to Exchange Act Rule 13a-15(a);

•	evaluate, pursuant to Exchange Act Rule 13a-15(c), our internal control over financial reporting;

•	evaluate, pursuant to Exchange Act Rule 13a-15(d), any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008;

•	include in this Annual Report a report of management’s assessment regarding internal control over financial reporting pursuant to Exchange Act Rule 13a-15(b); or

•	include in this Annual Report an attestation report of our registered independent public accounting firm.

Without limiting the meaning or effect of any of the foregoing statements, during the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

ITEM 9B. OTHER INFORMATION

On March 23, 2010, the Company and 11i Solutions, Inc., a Georgia corporation (“11i Solutions”), entered into a Purchase Agreement (the “Agreement”), effective March 26, 2010.   The parties additionally entered into an Escrow Agreement (“Escrow Agreement”) on March 26, 2010.  As per the terms of the Agreement 11i Solutions will acquire a majority position in the capital stock of the Company. The Board of Directors of the Company has unanimously approved the Purchase Agreement. Unless otherwise indicated, we refer to the Company, as we, us, or our, in this Annual Report on Form 10-K (“Form 10-K Report”).

11i Solutions provides wireless technologies and other services and hardware to a variety of rapidly expanding markets, specifically: critical infrastructure security, antiterrorism, homeland security, intelligence, and law enforcement. 11i has designed and developed innovative, multi-purpose solutions, addressing the growing problem of the malicious use of cellular-wireless technology. 11i targets the commercial, government and international markets for its products and services. 11i Solutions is headquartered in Kennesaw, Georgia.

Upon the terms and subject to the conditions of the Agreement, 11i Solutions purchased 25,000,000 shares of the Class A common stock of the Company (the “Shares”) pursuant to the distribution terms provided in the Escrow Agreement for $225,000.00.  Pursuant to the terms of the Agreement Thomas L. DiStefano III resigned as chief executive officer of the Company and Domingo M. Silvas III was appointed as the new chief executive officer.  Additionally, Melissa K. Conner resigned as a director of the Company under the terms of the Agreement. The Agreement provides that Mr. DiStefano and Mr. Silvas will serve as co-chairmen of the Company until all closing conditions under the Agreement and the Escrow Agreement have been satisfied.  The terms of the Agreement include 11i Solutions paying all the outstanding debt obligations of the Company during  a ninety day period commencing on March 26, 2010,  the effective date of the Agreement.  At such time as the full purchase price for the Shares has been paid and all outstanding debt obligations of the Company have been discharged under the terms of the Escrow Agreement, Mr. DiStefano will resign from his position as co-chairman of the Company.

Subsequent to the resignation of Mr. DiStefano he was reappointed as CEO by an Amendment to the Purchase Agreement. In the Amendment Mr. DiStefano remains the Company’s Chief Executive Officer (“CEO”) until the first payment of the purchase price in the amount of $75,000 (or receipt of the First Installment) in order to maintain cohesive order in the Company’s business operations and this provision shall amend Section 5. g. iii and iv of the Agreement.

ITEM 10.  FINANCIAL STATEMENTS

GRUBER & COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Willing Holding, Inc.

We have audited the accompanying consolidated balance sheet of Willing Holding, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its’ consolidated operations and its’ stockholders equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company had a loss in 2009 of $1,899,483 and its total liabilities exceeded its current assets by $2,701,755 and had a retained deficit of $5,763,090. These factors among others raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

Gruber & Company LLC

Lake St. Louis MO 63367

Dated: April 13, 2010

WILLING HOLDING, INC.
B ALANCE SHEETS

	December 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and Cash Equivalents	$2,950	5,259
Other current assets	1,500	$7,000
Prepaid Expenses	—	303,600

Total Current Assets	4,450	315,859
Fixed Assets	—	427,232
Prepaid Expenses and Deposits	—	910,305

Total Assets	$4,450	$1,653,396
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	540,050	419,957
Related Party Payable	$78,191	$103,251
Due to Former Parent	—	127,945
Judgment and Settlements Payable	2,087,984	2,113,428
Current Portion of Long Term Debt	—	117,278
Total Current Liabilities	2,706,225	2,881,859
Long Term Debt	—	445.894
Total Liabilities	2,706,225	3,327,753
Stockholders’ Equity:
Preferred Stock, 10,000,000 authorized , 250,000 and 0 issued and outstanding @ $ .001 par value	—	250
Common Stock, 150,000,000 shares authorized, 2,802,344 and 1,760,880 issued and outstanding @ $ .0001 par value respectively	280	177
Additional Paid in Capital	3,061,035	2,188,823
Retained Deficit	(5,763,090)	(3,863,617)
Total Stockholders’ Equity (Deficit)	(2,707,775)	(1,674,357)
Total Liabilities and Stockholders Equity	$4,450	$1,653,396

The accompanying notes are an integral part of these financial statements.

WILLING HOLDING, INC.
S TATEMENT OF OPERATIONS

	For the years ended December 31,
	2009	2008
Revenues	$259,521	1,156,616
Expenses:		—
Selling, General and Administrative Costs	2,159,004	4,134,391
Loss from Operations	(1,899,483)	(2,977,775)
Other Expenses:
Impairment Loss	—	(757,887)
Gain on Investment	—	2,000
Total Other Expenses	—	(755,887)

Net (Loss)	$(1,899,483)	$(3,733,662)

Profit (Loss) Per Share	$(.77)	$(3.10)

Weighted Average Shares Outstanding Basic and fully diluted	2,458,670	1,205,742

The accompanying notes are an integral part of these financial statements.

Willing Holding, Inc.
Statement s of Stockholders’ Equity (Deficit)

						Retained
	Common Stock		Preferred Stock			Earnings
	Shares	Amount	Shares	Amount	APIC	(Deficit)	Total
Balance December 31, 2007	20,000,000	2,000	—	—	—	(129,945)	(127,945)
Shares cancelled	(18,999,120)	(1,900)	—	—	—	—	(1,900)
Shares issued for cash	125,000	12	—	—	360,088	—	360,100
Shares cancelled	(125,000)	$(12)	—	$—	$(359,988)	$—	$(360,000)
Shares issued for services	735,000	74	250,000	250	2,116,726	—	2,117,050
Shares issued for acquisition	25,000	3	—	—	71,997	—	72,000
Net Loss						(3,733,662)	(3,830,662)
Balance December 31, 2008	1,760,880	177	250,000	250	$2,188,823	(3,863,607)	(1,674,357)
Shares issued for services	175,000	17	—	—	393,103		393,120
Shares issued for debt conversion	866,464	86	—	—	573,859		573,945
Shares surrendered	—	—	(250,000)	(250)	250	—	—
Stock options cancelled					(95,000)		(95,000)
Net Loss	—	—	—	—	—	(1,899,483)	(1,899,483)
Balance December 31, 2009	2,802,344	280	—	—	3,061,035	(5,763,090)	(2,701,775)

The accompanying notes are an integral part of these financial statements.

WILLING HOLDING, INC.
S TATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008

Cash Flows from Operating Activities:
Net Profit (Loss) for Year	$(1,899,483)	$(3,733,662)
Depreciation and amortization	40,900	120,000
Gain (loss) on Marketable Securities	5,500	2,000
Share issuance		72,000
Share issuance for services	393,120	2,116,800
Loss on cancellation of employment contract	836,900	—
Forfeiture of stock options	(95,000)
Loss on disposal of fixed assets	386,332
Share issuance		253
Marketable Securities	—	95,000
Loans held for resale	—	—
Prepaid Costs and Advances	166,800	(1,213,905)
Due to Affiliate	—	—
Accounts Payable and Judgments Payable	300,649	2,533,482
Cash Provided (Used) By Operations	135,718	(8,032)
Net Cash Used by Investing Activities
Purchase of Assets	—	(547,232)
Marketable Securities	—	(105,000)
Cash Provided by Investing Activities	—	(652,232)
Net Cash Provided by Financing Activities
Proceeds of Common Stock and Contribution		100
Proceeds from (payment to) Related Party	(25,060)	103,251
Increase in (repayment of ) borrowings	(112,967)	597,892
Repayment of Borrowings		(34,720)
Cash Used for Financing Activities	(138,027)	666,523

Increase (Decrease) in Cash	(2,309)	5,259
Cash-Beginning	5,259	—
Cash-End	$2,950	$5,259

Supplemental disclosures:
Income Taxes paid	$—	$—
Interest Expense	$—	$—
Supplemental Disclosure of Non-Cash Items:
Common stock issued for conversion of debt	$573,945	—

The accompanying notes are an integral part of these financial statements.

WILLING HOLDING, INC.
N OTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009AND 2008

Note 1 – Organization, Business & Operations

Willing Holding, Inc. formerly Perfect Web Inc. was incorporated in the state of Florida in November of 2005. For the years 2006, 2007 and until July 2008 the Company was a wholly owned subsidiary of Perfect Web Technologies, Inc. when it was spun out as a separate Company.  The Company has entered the business of telemarketing and Internet marketing that manages a call center employing either a live operator or a recorded message, in which case it is known as “automated telemarketing” using voice broadcasting to acquire potential clients  through its wholly owned subsidiary New World Mortgage.

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

Note 2 - Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, as of December 31, 2009, the Company has an accumulated deficit of $5,986,406 and has yet to be profitable. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company treated this acquisition as a purchase and as such has included in the statement of operations their activity from April 15, 2008 to December 31, 2008 and then from January 1, 2009 to December 31, 2009.  All intercompany transactions have been eliminated in consolidation.

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

 Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Impairment of long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123(R) and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

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

Advertising

The Company expenses advertising costs as incurred. The Company incurred no Advertising costs for the years ended December 31, 2009 and 2008.

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

The Company for 2006 and 2007 was a subsidiary and consolidated it losses with the Parent. As of December  31, 2009, the company has a net operating loss carry forward of approximately $6,000,000.  As it is more likely than not, that the Company will not realize the benefit of this, therefore, no provision for a deferred tax asset has been established.

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the years ended December 31, 2009 and 2008.

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

•
FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities”, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first ing period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

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

Note 4 – Goodwill

The Company recognized goodwill, on its acquisition of New World Mortgage and its issuance of stock to the shareholders on record at the time of separation from the former Parent. The Company has evaluated the acquisition on future cash flows and has concluded that the acquisition should be impaired. The loss on impairment was shown in the statement of operations under other expense in the previous year’s financial statements.

Note 5 – Fixed Assets

Fixed Assets consist of Autos, Computers, Furniture and Fixtures and other office equipment with asset lives of between three and five years At September 30, 2009 furniture fixtures and computers were fully depreciated and the only asset consisted of one vehicle. The following summarizes the Company’s fixed assets at December 31 2009 and December 31, 2008:

	December 31,	December 31,
	2009	2008

Vehicles and Other	$—	$395,770
Furniture, Fixtures and Computers	—	624,406

Less: Accumulated Depreciation	—	(592,944)

Net Property & Equipment	$—	$427,232

Depreciation Expense for the twelve months ended December  31, 2009 and 2008, was $40,900 and $71,672, respectively.

Note 6 – Debt

The Company’s debt at December 31, 2009 and December 31, 2008, consists of the following:

	December 31,	December 31,
	2009	2008
Warehouse Line-Judgment	$702,751	$702,751
Note Payable to Bank	—	158,576
Note Payable Related Party	78,191	103,251
Note Payable to GMAC	—	58,997
Various Judgments for non-payment	1,385,233	1,410,676
Notes Payable Former Shareholder	—	345,600
Total	2,166,175	2,779,851
Less Current Portion	(2,166,175)	(2,333,957)
Long Term Debt	$-	$445,894

In 2008, the Company received a judgment notice for lack of payment for a Warehouse Line totaling $702,751.

Note payable to a related party is due without interest and is payable on demand.

Note Payable to GMAC at December 31, 2008, is due with monthly payments of $1,180 interest free due October 2012.   During the year ended December 31, 2009, the vehicle was turned back to GMAC, which subsequently sold the vehicle which resulted in a shortfall in the amount of $14,768 which amount is included in accounts payable and accrued expenses.

The Company is liable on fifteen judgments for various amounts related to obligations not satisfied equaling $1,385,233. The Company has been unable to arrange any satisfactory agreement for payment.

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

Note 8– Commitments and Contingencies

Leases

The Company currently occupies office space at 41655 Date Street, Suite 200, Murrieta, CA 92562.  The lease term is currently a month to month. In 2009, New World, in an understanding with Top Rank Listing, Inc., moved the operational cost of the rent and utilities to Top Rank Listing in consideration for New World marketing Top Ranks products and services.  Until December 31, 2008 we leased office space located at 3 Centerview Drive, Suite 240, Greensboro, North Carolina 27407.   On March 24, 2010, we negotiated a lease buyout on all past due and future rent due for $10,000.00 with the current landlord Security National Properties.

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

Litigation

The Company is involved in various lawsuits as a defendant which have resulted in judgments against them as detailed in Note 6 to these financial statements. The company is also involved in additional lawsuits where the ultimate result is unknown but is not expected to result in any future liability.

Note 9-Related Party Transaction

On September 29, 2009, Willing Holding, Inc. (the “Company”) issued four unsecured promissory notes in the aggregate principal amount of $52,940 for certain loans provided to the Company by Thomas L. DiStefano III, the CEO and Chairman of the Company. (see Note 6).

The Company has issued two additional notes to related parties on an unsecured basis in the principal amount of $12,500 to Kevin Leonard, and $12,751 to Bill Leonard.

Note 10-Segment Information

The Company is now involved in two different business segments-the first mortgage loans and the second Search Engine Fees. At December 31, 2009 the respective profit and losses were as follows:

	Mortgage	Search Engine	Parent	Total

Revenues	$103,750	$155,772	$-	$259,522

Expenses	332,343	158,582	1,668,080	2,159,005

Loss	$(228,593)	$(2,810)	$(1,668,080)	$(1,899,483)

Note 11 - Equity

Preferred Stock

On August 10, 2009, Gideon Taylor, the founder and President, resigned.  Pursuant to the resignation, Mr. Taylor surrendered 250,000 shares of Preferred Stock. There are no Preferred Shares issued and outstanding at September 30, 2009.

Common Stock

As there is no trading history and the Company’s’ securities are not offered to the public, the Management determined that the fair value of its Class A common stock through the period ended June 30, 2009 was the last price paid when it raised funds or $2.88 per share.  From July 1, 2009 forward, the Company determined that the fair value should be $.6624 per share as this was the value at which debtors were willing to convert their debt into common stock.

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

Debt Conversion

On August 24, 2009, the Company entered into a Debt Conversion Agreement with Robert Johnson (“Johnson”) and other certain debt holders.  The Debt Conversion  Agreement provides that a promissory note in favor of Johnson in the principal amount of $331,200 dated October 28, 2008 plus $242,745 of additional debt owed to other debt holders for a total of $573,945 has been converted into our Class A Common Stock at a conversion rate of $.6624 per share totaling 866,464 shares.

Options

Pursuant to the termination of the Employment Agreement with Kevin Leonard (see note 8) the 250,000 stock options granted Mr. Leonard have been retroactively cancelled totaling $95,000.  There are no issued or outstanding stock options as of December 31, 2009.

Note 12 - Subsequent Events Review

The Company has evaluated all subsequent events through April 15, 2010, the date this Annual Report on Form 10-K was filed with the SEC.

On March 23, 2010, the Company and 11i Solutions, Inc., a Georgia corporation (“11i Solutions”), entered into a Purchase Agreement (the “Agreement”), effective March 26, 2010.   The parties additionally entered into an Escrow Agreement (“Escrow Agreement”) on March 26, 2010.  As per the terms of the Agreement 11i Solutions will acquire a majority position in the capital stock of the Company. The Board of Directors of the Company has unanimously approved the Purchase Agreement.

11i Solutions provides wireless technologies and other services and hardware to a variety of rapidly expanding markets, specifically: critical infrastructure security, antiterrorism, homeland security, intelligence, and law enforcement. 11i has designed and developed innovative, multi-purpose solutions, addressing the growing problem of the malicious use of cellular-wireless technology. 11i targets the commercial, government and international markets for its products and services. 11i Solutions is headquartered in Kennesaw, Georgia.

Upon the terms and subject to the conditions of the Agreement, 11i Solutions purchased 25,000,000 shares of the Class A common stock of the Company (the “Shares”) pursuant to the distribution terms provided in the Escrow Agreement for $225,000.00.  Pursuant to the terms of the Agreement Thomas L. DiStefano III resigned as chief executive officer of the Company and Domingo M. Silvas III was appointed as the new chief executive officer.  Subsequent to the resignation of Mr. DiStefano he was reappointed as CEO by an Amendment to the Purchase Agreement. In the Amendment Mr. DiStefano remains the Company’s Chief Executive Officer (“CEO”) until the first payment of the purchase price in the amount of $75,000 (or receipt of the First Installment) in order to maintain cohesive order in the Company’s s business operations and this provision shall amend Section 5. g. iii and iv of the Agreement. Additionally, Melissa K. Conner resigned as a director of the Company under the terms of the Agreement. The Agreement provides that Mr. DiStefano and Mr. Silvas will serve as co-chairmen of the Company until all closing conditions under the Agreement and the Escrow Agreement have been satisfied.  The terms of the Agreement include 11i Solutions paying all the outstanding debt obligations of the Company during  a ninety day period commencing on March 26, 2010,  the effective date of the Agreement.  At such time as the full purchase price for the Shares has been paid and all outstanding debt obligations of the Company have been discharged under the terms of the Escrow Agreement, Mr. DiStefano will resign from his position as co-chairman of the Company.

Upon completion of the terms of Escrow Agreement, the Company’s new chief executive officer will become Domingo M. Silvas III.  Mr. Silvas served in the United States Army NG as a combat medic from March 1992 to March1996.  From December 1996 through March 2000 he was an operation manager for NAF located in Germany. In 2000 he founded Leads Direct a web-based online management/delivery system for clients and their sales associates.  From March 2005 to September 2007 Mr. Silvas was a senior project director for Core Technologies.  In August 2007, Mr. Silvas founded 11i Networks, Inc. and became its Chairman where he raised the initial startup capital, and recruited the management team.  In Jan 2010, 11i Networks, Inc.’s subsidiary 11i Solutions, Inc. was launched as a wireless technology company with products and solutions developed for anti-terrorism and homeland security.

In July 2009,  while serving as chairman of 11i Networks, Inc., Mr. Silvas became chief executive officer of AquaGold International Inc. (OTCPK:AQUI) a water bottling company with the purpose of restructuring its management team and creating business development opportunities. Mr. Silvas resigned from AquaGold International Inc.  in December 2009 to concentrate exclusively on 11i Solutions, Inc. and its capital formation,  technology development, business development and transition from a private to a public company.

The Company is not aware of any arrangement or understanding between Mr. Silvas and any other person, pursuant to which he was selected as a director except as provided in the Agreement.  Mr. Silvas is not a party to any transaction or currently proposed transaction with the Company that is reportable under Item 404(a) of Regulation S-K.

The Agreement contains certain rescission rights for both the Company and 11i Solutions including without limitation the mutual right to rescind the Agreement if 11i Solutions has not complied with the terms of the Agreement, including full payment of the purchase price for the Shares within the ninety day term.  As of the date of this Annual Report the Purchase Agreement and Escrow Agreement remain in effect.

The foregoing descriptions of the Agreement and Escrow Agreement are only summaries, do not purport to be complete and are qualified in their entirety by reference to the Agreement and Escrow Agreement, attached in the exhibit index  to this Annual Report, which agreements are incorporated herein by reference.

The Agreement and Escrow Agreement have been included to provide security holders with information regarding their terms. The representations, warranties and covenants contained in the Agreement and Escrow Agreement were made only for purposes of the Agreement and as of specified dates, were solely for the benefit of the parties to the Agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Agreement and Escrow Agreement. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the Agreement and Escrow Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to potential investors and other third parties. Information concerning the subject matter of the representations and warranties may change after the date the Agreement and Escrow Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

PART III

ITEM 11.  DIRECTORS AND EXECUTIVE OFFICERS

On March 23,2010 and then amended on April 5, 2010 upon the terms and subject to the conditions of the Agreement, Thomas L. DiStefano III resigned as chief executive officer of the Company and Domingo M. Silvas III was appointed as the new chief executive officer.  Subsequent to the resignation of Mr. DiStefano he was reappointed as CEO by an Amendment to the Purchase Agreement. In the Amendment Mr. DiStefano remains the Company’s Chief Executive Officer (“CEO”) until the first payment of the purchase price in the amount of $75,000 (or receipt of the First Installment) in order to maintain cohesive order in the Company’s s business operations and this provision shall amend Section 5. g. iii and iv of the Agreement. Additionally, Melissa K. Conner resigned as a director of the Company under the terms of the Agreement. The Agreement provides that Mr. DiStefano and Mr. Silvas will serve as co-chairmen of the Company until all closing conditions under the Agreement and the Escrow Agreement have been satisfied.

The names, ages and titles of our executive officers and directors are as follows:

Name	Age	Position
Thomas L. DiStefano III	52	Co-Chairman/Chief Executive Officer/Chief Financial Officer

Domingo M. Silvas III	35	Co-Chairman

Kevin Leonard	40	President New World Mortgage, Inc.

Executive Officers and Directors

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers, present directors and proposed directors are as follows:

Thomas L. DiStefano III - Co-Chairman, Chief Executive Officer and Chief Financial Officer

Mr. DiStefano has served on our board of directors since July 2009 and has served as our chief executive officer and chief financial officer since August 2009. From July 2009 to March 2010 Mr. DiStefano was our chairman of the board of directors, and since March 2010, Mr. DiStefano has served as our co-chairman. Mr. DiStefano founded Perfect Web Technologies, Inc. (“PWBI”), the former parent company of Willing Holding, Inc., in July 1997 and became its Chairman and Chief Executive Officer in July 1997 having served in these positions until the present.

Mr. DiStefano is the inventor of three issued patents 6,631,400, 6,771,291 and 7,353,199 and three patents pending.   Each of the patents represent technologies and innovation that relate to Internet applications, software and business methods, they include; electronic document development and publishing, e-mail management and distribution, access management and password protection, collaboration and e-commerce and marketing tools.

From January 1993 to June 1997, Mr. DiStefano was the President of TLD3 Investment Group, Inc. a financial consulting firm providing services to private and public companies.  From June 1991 to December 1992, Mr. DiStefano was a Series 7 and 63 Registered Representative.   Mr. DiStefano was awarded a B.A. in economics from Eastern Connecticut State University in 1979.

Domingo M. Silvas III - Co-Chairman

Mr. Silvas has served as co-chairman since March 2010.   He served in the United States Army NG as a combat medic from March 1992 to March1996.  From December 1996 through March 2000 he was an operation manager for NAF located in Germany. In 2000 he founded Leads Direct a web-based online management/delivery system for clients and their sales associates.  From March 2005 to September 2007 Mr. Silvas was a senior project director for Core Technologies.  In August 2007, Mr. Silvas founded 11i Networks, Inc. and became its Chairman where he raised the initial startup capital, and recruited the management team.  In January 2010,  11i Networks, Inc.’s  subsidiary 11i Solutions, Inc. was launched as a wireless technology company with products and solutions developed for anti-terrorism and homeland security.  In July 2009,  while serving as chairman of 11i Networks, Inc., Mr. Silvas  became chief executive officer of AquaGold International Inc. (OTCPK:AQUI) a water bottling company with the purpose of restructuring its management team and creating business development opportunities. Mr. Silvas resigned from AquaGold International Inc.  in December 2009 to concentrate exclusively on 11i Solutions, Inc. and its capital formation,  technology development, business development and transition from a private to public company.

Kevin Leonard. - President, New World Mortgage

Mr. Leonard had been the President of New World Mortgage, Inc., since March 2001 until his appointment as its Chief Executive Officer in connection with our acquisition of New World in April 2008 from Kevin Leonard’s father Francis Leonard.

Prior to his employment with New World, he was the West Coast Regional Manager of Southern Star Mortgage Corp, a company engaged in the originations of residential mortgages where he oversaw operations and a sales team of loan officers from 1999 to 2001. Prior to his employment with Southern Star Mortgage, he was a sales representative for Ameriquest Mortgage.

Board Committees

We have not previously had an audit committee, compensation committee or nominations and governance committee.  During our 2010 fiscal year, our board of directors expects to create such committees, in compliance with established corporate governance requirements.

Audit Committee.  We plan to establish an audit committee of the board of directors.  The audit committee’s duties would be to recommend to the board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles.  The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The audit committee would at all times be composed exclusively of directors who are, in the opinion of the board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee.  We plan to establish a compensation committee of the board of directors.  The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.  The compensation committee would also administer our proposed Incentive Compensation Plan, and recommend and approve grants of stock options and restricted stock under that plan.

Nominations and Governance Committee.  We plan to establish a nominations and governance committee of the board of directors.  The purpose of the nominations and governance committee would be to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board.  The nominations and governance committee’s duties would also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

Term of Office

Our Directors are appointed to hold office for two years until the next annual meeting of our shareholders or until his or her successor is elected and qualified, or until he or she resigns or is removed. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they may serve on.  We expect to compensate non-management directors through stock option or restricted stock grants under our proposed Incentive Compensation Plan, though we have not determined the exact number of options or stock to be granted at this time.  As of December 31, 2009 Melissa K. Conner was granted 50,000 shares of our Class A Common stock for her service as a director.

Board of Directors Leadership Structure and Role in Risk Oversight

Our board of directors previously appointed Messrs. DiStefano and Silvas to serve as our co-chairmen of the board of directors. The board believes that Mr. DiStefano’s service as both chairman of the board and chief executive officer is in the best interest of the Company and its stockholders given Mr. DiStefano’s in-depth knowledge of the issues, opportunities and challenges facing the Company, and that Mr. DiStefano is best positioned to communicate these issues to the shareholders and to efficiently develop and lead agendas that ensure that the board’s time and attention are focused on the most critical matters. The board hopes to recruit one or more independent directors in the near future and intends to promote the active involvement of the independent directors.  The Company does not currently utilize a lead independent director due to the Company’s lack of an independent director serving on the board. The board retains the authority to review and modify this leadership structure as it may deem appropriate from time in the interests of the Company’s stockholders.

As part of its independent oversight function, the board reviews and monitors financial, strategic and operational risk through annual and periodic reviews with management. The board  has primary responsibility for monitoring financial reporting risk.

Periodically the board reviews the Company’s business strategy including financial, operational and regulatory risks facing the Company and the Company’s plans to mitigate these risks.

The full board of directors monitors risks associated with the Company’s overall financial reporting and among its responsibilities is a review of risk assessment and management and significant risks or exposures. In addition, the Committee has a responsibility to assess the steps management has taken to minimize such risks. The full board of directors also reviews the effectiveness and integrity of the Company’s financial reporting processes and the Company’s internal control structure (including both disclosure controls and procedures and internal control over financial reporting).

Indebtedness of Directors and Executive Officers

None of our executive officers or present or proposed directors, or their respective associates or affiliates, is indebted to us.

Family Relationships

There are no family relationships among our executive officers and present or proposed directors.

Legal Proceedings

As of the date of this current report, there are no material proceedings to which any of our present or proposed directors, executive officers, affiliates or stockholders is a party adverse to us.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC and NASDAQ. Officers, directors, and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4, furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2009 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except that Mr. DiStefano filed a late Form 4.

ITEM 12. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through to December 31, 2009:

Executive Compensation

The table below summarizes the compensation earned for services rendered to Willing Holding, Inc. in all capacities, for the years indicated, by its Chief Executive Officer and two most highly-compensated executive officers other than the Chief Executive Officer.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
						Securities
					Restricted	Underlying
Name and				Other Annual	Stock	Options/	LTIP	All Other
Principal	Fiscal	Salary	Bonus	Compensation	Award(s)	SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)
Thomas L. DiStefano III	2009	150,000	-	-	0	-	-	-
Melissa K Conner	2009	0	-	-	50,000	-	-	-
Kevin Leonard	2009	0	-	-	0	-	-	-
			-	-	0	-	-	-

The aggregate amount of benefits in each of the years indicated did not exceed the lesser of $50,000 or 10% of the compensation of any named officer.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

There are no current employment agreements between the company and its officer/director.

There are no annuity, pension or retirement benefits proposed to be paid to any Officer, Director or employee of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 13, 2010 by: (i) each person (including any group)  known to us to own more than five percent (5%) of any class of our voting securities, (ii) our directors, and or (iii) our executive officers. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Name(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(3)
5% Stockholders:
(4)	25,000,000	89.92%

Executive Officers and Directors :
Thomas L. DiStefano III (5)	510,549	1.83%
Kevin Leonard*	195,000	.7%
Domingo M. Silvas III	-	-

*	Less than one percent.

(1)	Unless otherwise indicated, the address of each person is c/o Willing Holding, Inc., 21218 St. Andrews Blvd. #131, Boca Raton, FL 33433.

(2)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as the entities owned or controlled by the named person.  Also includes shares if the named person has the right to acquire those shares within 60 days after December 31, 2009, by the exercise of any warrant, stock option or other right.  Unless otherwise noted, shares are owned of record and beneficially by the named person.

(3)
The calculation in this column is based upon 27,802,344 shares of common stock outstanding on April 13 2010.  The issued and outstanding shares include 25,000,000 shares of Class A common stock issued in the name of 11i Solutions and held in escrow in accordance with the terms of the Escrow Agreement by and between the Company and 11i Solutions and the escrow agent thereto, dated March 26, 2010, as subsequently amended.  The shares of common stock and shares underlying stock options are deemed outstanding for purposes of computing the percentage of the person holding such stock options but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)	Pursuant to the Agreement and Escrow Agreement there are 25,000,000 shares held in escrow for the benefit of 11i Solutions, Inc. These shares will only be distributed by the escrow agent when the terms of the Agreement have been fulfilled and the closing has occurred. 11i Solutions, Inc. may not vote the shares or distribute the shares until the terms of the Agreement have been fulfilled and the closing has occurred.

(5)	Pursuant to the Agreement by and between the Company and 11i Solutions, as amended, Thomas L. DiStefano III received 1,500,000 shares of the Company’s Class B Common Stock. Mr. DiStefano owns 100% of the issued and outstanding Class B shares of the Company.

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 29, 2009 we issued two unsecured promissory notes (each a “Note” and collectively, the “Notes”) in the aggregate principal amount of $20,000 for certain loans provided to the Company by Thomas L. DiStefano III, the Chief Executive Officer, Chief Financial Officer and Co-Chairman of the Company.

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

On December 17, 2009, we issued an unsecured promissory note (the “Note” ) in the aggregate principal amount of $30,000.00 for certain loans provided to the Company by Thomas L. DiStefano III.

The Note is non-interest bearing  and the outstanding principal amount the Note is due and payable on the date that is the earlier of (i) February 15, 2010,  or (ii) within five (5) days of the closing of any subsequent financing of Company (whether completed as a debt or equity financing).

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

On March 23, 2010, the Company and 11i Solutions, Inc., a Georgia corporation (“11i Solutions”), entered into a Purchase Agreement (the “Agreement”), effective March 26, 2010.   The parties additionally entered into an Escrow Agreement (“Escrow Agreement”) on March 26, 2010.  As per the terms of the Agreement 11i Solutions will acquire a majority position in the capital stock of the Company (the “Agreement”). The Board of Directors of the Company has unanimously approved the Purchase Agreement. Unless otherwise indicated, we refer to the Company, as we, us, or our, in this Annual Report on Form 10-K (“Form 10-K”).

11i Solutions provides wireless technologies and other services and hardware to a variety of rapidly expanding markets, specifically: critical infrastructure security, antiterrorism, homeland security, intelligence, and law enforcement. 11i has designed and developed innovative, multi-purpose solutions, addressing the growing problem of the malicious use of cellular-wireless technology. 11i targets the commercial, government and international markets for its products and services. 11i Solutions is headquartered in Kennesaw, Georgia.

Upon the terms and subject to the conditions of the Agreement, 11i Solutions purchased 25,000,000 shares of the Class A common stock of the Company (the “Shares”) pursuant to the distribution terms provided in the Escrow Agreement for $225,000.00.  Pursuant to the terms of the Agreement Thomas L. DiStefano III resigned as chief executive officer of the Company and Domingo M. Silvas III was appointed as the new chief executive officer.  Additionally, Melissa K. Conner resigned as a director of the Company under the terms of the Agreement. The Agreement provides that Mr. DiStefano and Mr. Silvas will serve as co-chairmen of the Company until all closing conditions under the Agreement and the Escrow Agreement have been satisfied.  The terms of the Agreement include 11i Solutions paying all the outstanding debt obligations of the Company during  a ninety day period commencing on March 26, 2010,  the effective date of the Agreement.  At such time as the full purchase price for the Shares has been paid and all outstanding debt obligations of the Company have been discharged under the terms of the Escrow Agreement, Mr. DiStefano will resign from his position as co-chairman of the Company.

Subsequent to the resignation of Mr. DiStefano he was reappointed as CEO by an Amendment to the Purchase Agreement. In the Amendment Mr. DiStefano remains the Company’s Chief Executive Officer (“CEO”) until the first payment of the purchase price in the amount of $75,000 (or receipt of the First Installment) in order to maintain cohesive order in the Company’s s business operations and this provision shall amend Section 5. g. iii and iv of the Agreement.

ITEM 15. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $14,200.00, audit-related services were $16,000, tax services were $0, and other services were $0 during the year ended December 31, 2009.

PART IV

EXHIBIT INDEX

Index to Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement between Willing Holding, Inc., Francis Thomas Leonard and New World Mortgage, Inc.*

3(i)	Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Florida on November 10, 2008.*

3(ii)	By-Laws*

10.1	Employment Agreement between Perfect Web Technologies, Inc., Willing Holding, Inc. and Gideon Taylor.*

10.2	Employment Agreement between Willing Holding, Inc., New World Mortgage, Inc. and Kevin Leonard.*

10.3	Lease Agreement, dated February 27, 2008, by and between Sequoia Investments XIV, LLC and Willing Holding, Inc. for Greensboro, NC space.*

10.4	Lease Agreement, dated January 1, 2007, by and between Karen Morrison and New World Mortgage, Inc. for Murrieta, CA space.*

10.5	Consultant Agreement between Willing Holding, Inc. and Glenn Morris/Mortgage Services of Gibsonville.*

10.6	Promissory Note dated October 28, 2008 executed by Willing Holding, Inc. in favor of Robert Johnson.*

10.7	Form of Debt Conversion Agreement

10.7	Unsecured Promissory Note, dated September 16, 2009, in the principal amount of $7,000 executed by Willing Holding, Inc. in favor of Thomas L. DiStefano III.

10.8	Unsecured Promissory Note, dated September 16, 2009, in the principal amount of $13,000 executed by Willing Holding, Inc. in favor of Thomas L. DiStefano III.

10.9	Unsecured Promissory Note, dated December 17, 2009, in the principal amount of $30,000.00 executed by Willing Holding, Inc. in favor of Thomas L. DiStefano III.

10.10	Purchase Agreement by and among Willing Holding, Inc., 11i Solutions, Inc., and Thomas L. DiStefano III, effective as of March 26, 2010.

10.11	Escrow Agreement by and among Willing Holding, Inc., 11i Solutions, Inc., and the additional party named therein serving as escrow agent, dated as of March 26, 2010.

10.12	Amendment to the Purchase Agreement+

10.13	Amendment to the Escrow Agreement+

31.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*
Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form 10 (File No. 000-53496) filed with the SEC on November 12, 2008, and subsequently amended on May 27, 2009.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLING HOLDING, INC.

Date: April 15, 2009	By:	/s/ THOMAS L. DISTEFANO III
THOMAS L. DISTEFANO III
Chief Executive Officer, Chief Financial Officer and Co-Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS L. DISTEFANO III	Chief Executive Officer,	April 15, 2010
THOMAS L. DISTEFANO III	Chief Financial Officer and Co-Chairman

/S/ DOMINGO M. SILVAS III	Co-Chairman	April 15, 2010
DOMINGO M. SILVAS III