Form 10-Q
period 2010-03-31
Willing Holding, Inc.
filed 2010-06-23
CIK 1449709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-53234

Willing Holding, Inc.

(Exact name of Registrant as specified in its charter)

Florida	26-0655541
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

 21218 St. Andrews Ave.
Suite 131
Boca Raton, Florida 33434
(Address of principal executive offices)

(561) 705-4386
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

The number of shares of common stock outstanding as of June 23, 2010 was 3,052,344.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

WILLING HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and Cash Equivalents	$1,025	$2,950
Other Current Assets	1,500	1,500

Total Current Assets	2,525	4,450

Total Assets	$2,525	$4,450

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts Payable and Accrued Expenses	$540,050	$540,050
Related Party Payable	76,490	78,191
Judgment and Settlements Payable	2,087,984	2,087,984
Total Current Liabilities	2,704,524	2,706,225
Total Liabilities	2,704,524	2,706,225
Stockholders’ Deficit:
Preferred Stock, 10,000,000 shares authorized, 0 and 0 issued and outstanding @ $ .001 par value, respectively	—	—
Common Stock, 150,000,000 shares authorized, 2,802,344 and 2,802,344 issued and outstanding @ $ .0001 par value, respectively	280	280
Additional Paid in Capital	3,061,035	3,061,035
Retained Deficit	(5,763,314)	(5,763,090)
Total Stockholders’ Deficit	(2,701,999)	(2,701,775)
Total Liabilities and Stockholders’ Deficit	$2,525	$4,450

The accompanying notes are an integral part of these financial statements.

WILLING HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Quarter Ended
	March 31,
	2010	2009
Revenues	$44,384	$95,872
Expenses:
Wages	39,250	82,355
Stock for Services	-	360,000
Selling General and Administrative Costs	5,358	232,227
Total Expenses	44,608	674,582
Loss from Operations	(224)	(578,710)
Other Expenses:

Comprehensive Loss	-	(5,500)
Total Other Expenses	-	(5,500)

Net (Loss)	$(224)	$(584,210)

(Loss) Per Share –Basic and Diluted	$(0.00)	$(0.32)

Weighted Average Shares Outstanding–Basic and Diluted	2,802,344	1,823,380

The accompanying notes are an integral part of these financial statements.

WILLING HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Quarter Ended March 31,
	2010	2009

Cash Flows from Operating Activities:
Net (Loss) for Period	$(224)	$(584,210)
Depreciation	-	30,000
Adjustments to reconcile net loss to cash used by operating activities
Share issuance	-	360,000
Changes in Assets and Liabilities
Marketable Securities	-	5,500
Prepaid Costs and Advances	-	98,400
Accounts Payable and Judgments Payable	-	86,583
Net Cash (Used) By Operations	(224)	(3,727)
Cash Provided by Investing Activities
Disposition of Assets	-	16,145
Net Cash Provided by Investing Activities	-	16,145
Cash Used by Financing Activities
Proceeds from Related Party	-	16,540
Decrease in Debt	(1,701)	(24,080)
Net Cash Used by Financing Activities	(1,701)	(7,540)

Increase (Decrease) in Cash	(1,925)	4,878
Cash-Beginning	2,950	5,259
Cash-Ending	$1,025	$10,137

Supplemental disclosures:
Income Taxes paid	$-	$-
Interest Expense	$-	$-

The accompanying notes are an integral part of these financial statements.

WILLING HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

Note 1 – Organization and Significant Accounting Policies

Organization and Line of Business

Willing Holding, Inc., formerly Perfect Web Inc., was incorporated in the state of Florida in November of 2005. For the years 2006, 2007 and until July 2008, the Company was a wholly owned subsidiary of Perfect Web Technologies, Inc. when it was spun out as a separate company.  The Company has entered the business of telemarketing and Internet marketing that manages a call center employing either a live operator or a recorded message, in which case it is known as "automated telemarketing" using voice broadcasting to acquire potential clients as well as continuing through its wholly owned subsidiary New World Mortgage, as a mortgage broker.

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

New World’s Internet Marketing/Lead Generation and SEO Plan

Defining SEO Markets
While the overall number of searches continues to increase month by month, competition between the top search engines, Google, Yahoo, Microsoft and to a lesser extent Ask.com is marketed through new product, services and third party marketing platforms. Google In July, 2009, Yahoo and Microsoft have agreed to a pact where Microsoft will provide the underlying search technology on Yahoo's popular Web sites.   The pact will more broadly showcase Microsoft's recent overhaul of its search engine, renamed Bing.   The pact allows Yahoo to focus the company on its strengths as a producer of Web media sites and as a marketer in on-line display advertising.  While Microsoft receives access to Yahoo's search technology, Yahoo receives a big bump in annual revenues, 88% of the search-generated ad revenues from its own sites for the first 5 years of the 10-year deal.

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

New World’s Local Search Platform
New World has created a market niche by providing its Internet marketing/lead generation and SEO subscription services to small businesses and professional service providers in targeted geographic areas.  The small businesses and professional service providers may include the following:

•	Lawyers specializing in specific areas like divorce; DUI, personal injury in Los Angeles, California;
•	Accountants who specialize in tax or estate planning in Hartford, Connecticut;
•	Real estate brokers who specialize in vacation rentals in Orlando, Florida;
•	Plumbers who specialized in clogged toilets in Boston, Massachusetts;
•	Electricians who are needed in Miami, Florida;
•	Florist who sell roses in San Diego, California.

Starting in 2008, New World began to create the foundation of its SEO business by acquiring URL’s (Uniform Resource Locator(“URL”) specifies where an identified resource is available and the mechanism for retrieving it. The best-known example of which is the address of a web page on the World Wide Web), in targeted geographic locations for specific industries.  Of which, an example is  www.attorneyintemecula.com.  New World now owns and manages hundreds of  websites in local markets throughout the US.

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted  accounting principles which contemplate continuation of the Company as a going concern. However, as of March 31, 2010, the Company has an accumulated deficit of $5,763,314 and has yet to be profitable. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements include the accounts of the Company, and its 100% owned subsidiary, New World Mortgage which was acquired on April 15, 2008.  All intercompany transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. There were no cash equivalents at March 31, 2010 or December 31, 2009.

 Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. All adjustments, consisting of normal recurring accruals, have been recorded. Actual results could differ from those estimates.

Basic and diluted net loss per share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants and convertible notes. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock warrants and convertible notes.   There are no potentially dilutive shares issued and outstanding.

Revenue recognition

The sale of our SEO products and services and related costs of products sold are recognized when (i) the sale is completed and the income is recorded, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

Income Taxes

The Company for 2006 and 2007 was a subsidiary and consolidated it losses with the Parent. As of December  31, 2009, the company has a net operating loss carry forward of approximately $6,000,000.   As it is more likely than not, that the Company will not realize the benefit of this, therefore, no provision for a deferred tax asset has been established.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported loss.

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

FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.

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

Note 4 – Debt

The Company’s debt at March 31, 2010, consists of the following:

March 31, 2010

Warehouse Line-Judgment	$702,751
Note Payable to Bank	—
Note Payable Related Party	76,490
Various Judgments for non-payment	1,385,233
Total	2,164,474
Less Current Portion	(2,164,474)
Long Term Debt	$-

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

Note 5– Commitments and Contingencies

Leases

The Company currently occupies office space at 41655 Date Street, Suite 200, Murrieta, CA 92562.  The lease term is currently a month to month. In 2009, New World, in an understanding with Top Rank Listing, Inc., moved the operational cost of the rent and utilities to Top Rank Listing in consideration for New World marketing Top Ranks products and services.  Until December 31, 2008 we leased office space located at 3 Centerview Drive, Suite 240, Greensboro, North Carolina 27407.  On March 24, 2010, we negotiated a lease buyout on all past due and future rent due for $10,000 with the current landlord Security National Properties.

Litigation

The Company is involved in various lawsuits as a defendant which have resulted in judgments against them. The company is also involved in additional lawsuits where the ultimate result is unknown but is not expected to result in any future liability.

 Note 6 – Recent Events

On March 23, 2010, the Company and 11i Solutions, Inc., a Georgia corporation (“11i Solutions”), entered into a Purchase Agreement, as amended, (the “Agreement”), effective March 26, 2010.

The parties additionally entered into an Escrow Agreement, as amended, (“Escrow Agreement”) on March 26, 2010.  As per the terms of the Agreement 11i Solutions will acquire a majority position in the capital stock of the Company. The Board of Directors of the Company has unanimously approved the Purchase Agreement.

The Company was not aware of any arrangement or understanding between Mr. Silvas, the CEO of 11i Solutions, Inc., and any other person, pursuant to which he was selected as a director except as provided in the Agreement.  Mr. Silvas is not a party to any transaction or currently proposed transaction with the Company that is reportable under Item 404(a) of Regulation S-K.

The Agreement contains certain rescission rights for both the Company and 11i Solutions including without limitation the mutual right to rescind the Agreement if 11i Solutions has not complied with the terms of the Agreement, including full payment of the purchase price for the Shares within the ninety day term.

As of the date of this Quarterly Report the Purchase Agreement, as amended, and Escrow Agreement, as amended were terminated and rescinded due to lack of payment as required by the Purchase Agreement, as amended, and Escrow Agreement, as amended, and reported in an 8-K filing on May 19, 2010.

Note 7 – Subsequent Event

In April, 2010 the Company issued 250,000 shares of its Class A Common stock for consulting work.

As of the date of this Quarterly Report the Purchase Agreement, as amended, and Escrow Agreement, as amended were terminated and rescinded due to lack of payment as required by the Purchase Agreement, as amended, and Escrow Agreement, as amended, and reported in an 8-K filing on May 19, 2010.

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

As a result, its management initiated the development of our proprietary search engine optimization (“SEO”) products and services at that time. The primary focus of SEO’s and in part, search engine marketing (“SEM”) firms, is to provide a higher search engine ranking, drive Internet traffic and improve indexing on the major search engines that in turn, delivers qualified consumers. During 2009 New World ceased its operations in the mortgage industry.

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

Results of Operations

Three Months Ended March 31, 2010 as Compared with the Three Months Ended March 31, 2009

The current economic downturn in the housing and mortgage industries has especially affected revenue that we have historically generated from selling mortgage products and services.  Our Telemarketing Group did not return to its previous revenue levels generated from selling mortgages and revenues were substantially lower.

Revenues.  Revenues for the three months ended March 31, 2010 were $44,384, which was primarily due to our SEO business compared to $95,872 in revenue during the three months ended  March 31, 2009 that included revenues from our SEO business.

Operating Expenses.  Operating expenses for the three months ended March 31, 2010 were $44,608, which includes $39,250 in wages as compared to $674,582 in operating expenses of which $82,355 are wages $232,227 are attributed to selling and general administration during the three months ending March 31, 2009 and $360,000 paid in stock compensation.  Wages and related costs were substantially lower as compared to revenue than it has historically been for New World, due to the fact that we have kept our Telemarketing Group and sales organization and streamlined operations to sell our SEO product and services.

Net Loss.  Our loss from operations for the three months ending March 31, 2010 was $224 as compared to $584,210 the three months ending March 31, 2009.

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

This litigation has had a material impact on our revenues, expenses, and net loss during the three months ending March  31, 2010 and may have a material impact going forward. If the holders of any judgments attempt to enforce those judgments, it will have a material adverse effect on our business, results of operations, financial position and liquidity.

Cash Flows

Operating Activities. Net cash flow used by operating activities was ($224) during the three months ended March 31, 2010 as compared to $(3,727) for the period ended March 31, 2009.

Investing Activities. Net cash used in investing activities totaled $0 as we did not have the need to borrow in the form of loans for working capital as compared to $16,145 for the period ended March 31, 2009.

Liquidity and Capital Resources

Our cash requirements during the three months ended March 31, 2010, were financed primarily from operating cash flow from operations.   As of March 31, 2010, we had cash and cash equivalents of approximately $1,025.  We have experienced a significant loss from operations. Our ability to continue as a going concern is dependent upon our ability to secure additional financing and attain profitable operations. We believe that our existing available cash and cash equivalents and operating cash flow may not be sufficient to satisfy our operating cash needs for the next 12 months at our current level of business. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. In addition, if our working capital or other capital requirements are greater than currently anticipated, we could be required to seek additional funds through sales of equity, debt or convertible securities, or through credit facilities. Failure to secure such financing or to raise additional capital or borrow additional funds and/or expand our operations may result in our not being able to continue as a going concern.

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

Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended December 31, 2009 that states there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding.

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

ITEM 4T. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, our Principal Executive Officer (“the Certifying Officer”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a - 15(e) and 15d - 15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, include the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officer have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during our first fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

There have been no material changes in the legal proceedings against the Company disclosed in our Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered securities were sold by the Company during the period covered by this report.

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of the Security Holders.

None.

ITEM 5. Other Information

Changes in Registrant’s Certifying Accountant.

On June 7, 2010, the board of directors of the registrant Willing Holding, Inc. (the “Company”) approved the dismissal of the Company’s independent registered public accounting firm, Gruber & Company LLC (“Gruber”).  On that date, the board approved and ratified the engagement of M&K CPAS, PLLC, (“M&K”) to serve as the Company’s independent registered public accountants for the 1st Q ended March 31, 2010 and the fiscal year ended December 31, 2010.  During the Company’s two most recent fiscal years and the subsequent period prior to the Company’s engagement of M&K, the Company did not consult with M&K regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.  During each of the fiscal years ended December 31, 2009 and December 31, 2008 and the subsequent period from January 1, 2010 through the Company’s notice to Gruber of its dismissal on June 8,  2010 (the “Dismissal Notice”),  there were no disagreements between the Company and Gruber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of Gruber, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

ITEM 7. Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Description

10.1	Share Purchase Agreement by and among Willing Holding, Inc., 11i Solutions, Inc., and Thomas L. DiStefano III, effective as of March 26, 2010.*

10.2	Escrow Agreement by and among Willing Holding, Inc., 11i Solutions, Inc., and the additional party named therein serving as escrow agent, dated as of March 26, 2010.*

10.3	Termination of Share Purchase Agreement and Escrow Agreement effective as of May 19, 2010.*

31.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form 10, Amendment No. 3 (File No. 000-53496) filed with the SEC on May 26, 2009.

*Incorporated by reference to the corresponding exhibit filed in the Current Report on Form 8-K with the SEC on April 1, 2010  and  May 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 23, 2010	WILLING HOLDING, INC.

/S/ THOMAS L. DISTEFANO III
Thomas L. DiStefano III
Chairman, Chief Executive Officer and Chief Financial Officer