Form 10-Q
period 2010-06-30
Valiant Health Care, Inc.
filed 2010-08-16
CIK 1449709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-53496

Valiant Health Care, Inc.

(Exact name of Registrant as specified in its charter)

Florida	26-0655541
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

 210 N. University Drive
Suite 810
Coral Springs, Florida 33071 (Address of principal executive offices)

(954) 755-5564 (Registrant’s telephone number, including area code)

Willing Holding, Inc.
21218 St. Andrews Blvd. #131
Boca Raton, Florida 33432
 (Former name, former address and former fiscal year, if changed since last report)

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
The number of shares of common stock outstanding as of August 12 , 2010 was 28,302,344.

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

VALIANT HEALTH CARE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$4,069	$2,950
Other Current Assets	1,500	1,500
Total Current Assets	5,569	4,450
Total Assets	$5,569	$4,450

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts Payable and Accrued Expenses	$550,547	$540,050
Related Party Payable	78,290	78,191
Judgment and Settlements Payable	2,087,984	2,087,984
Total Current Liabilities	2,716,821	2,706,225
Total Liabilities	2,716,821	2,706,225
Stockholders’ Deficit:
Preferred Stock, 10,000,000 shares authorized, 0 and 0 issued and outstanding @ $ .001 par value, respectively	—	—
Common Stock, 150,000,000 shares authorized, 3,052,344 and 2,802,344 issued and outstanding @ $ .0001 par value, respectively	305	280
Additional Paid in Capital	3,123,510	3,061,035
Retained Deficit	(5,835,067)	(5,763,090)
Total Stockholders’ Deficit	(2,711,252)	(2,701,775)
Total Liabilities and Stockholders’ Deficit	$5,569	$4,450

The accompanying notes are an integral part of these financial statements.

VALIANT HEALTH CARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$112,368	$194,880	$67,984	$99,008

Expenses:
Wages	98,946	133,807	59,696	51,452
Loan Fees	-	71,939	-	25,241
Stock for Services	62,500	360,000	62,500	-
Selling General and Administrative Costs	20,912	327,842	15,554	142,313

Total Expenses	182,358	893,588	137,750	219,006

Loss from Operations	(69,990)	(698,708)	(69,776)	(119,998)
Other Expenses:
Interest Expense	(1,986)	-	(1,986)	-
Total Other Expenses	(1,986)	(223,830)	(1,986)	(218,330)

Net (Loss)	$(71,976)	$(922,538)	$(71,752)	$(338,328)

(Loss) Per Share –Basic and Diluted	$(0.03)	$(0.49)	$(0.02)	$(0.18)

Weighted Average Shares Outstanding–Basic and Diluted	2,893,504	1,865,047	2,893,663	1,885,880

The accompanying notes are an integral part of these financial statements.

VALIANT HEALTH CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities:
Net (Loss) for Period	$(71,976)	$(922,538)
Adjustments to reconcile net loss to
cash provided (used) by operating activities
Depreciation	-	35,900
Shares for services	62,500	360,000
Changes in Assets and Liabilities
Marketable Securities	-	5,500
Prepaid Costs and Advances	-	166,800
Accounts Payable and Judgments Payable	10,495	136,338
Net Cash Provided (Used) By Operations	1,019	(218,000)

Cash From Investing Activities
Disposition of Assets	-	228,575
Net Cash From Investing Activities	-	228,575

Cash Provided From Financing Activities
Proceeds from Related Party	3,600	18,640
Payments on Debt	(3,500)	(30,894)
Net Cash From Financing Activities	100	12,254

Increase (Decrease) in Cash	1,119	(1,679)
Cash-Beginning	2,950	5,259
Cash-Ending	$4,069	$3,580

Supplemental disclosures:
Income Taxes paid	$-	$-
Interest Expense	$1,986	$-

The accompanying notes are an integral part of these financial statements.

VALIANT HEALTH CARE, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

Note 1 – Organization and Significant Accounting Policies

Organization and Line of Business

Valiant Health Care, Inc., formerly Willing Holding, Inc., was incorporated in the state of Florida in November of 2005. For the years 2006, 2007 and until July 2008, the Company was a wholly owned subsidiary of Perfect Web Technologies, Inc. when it was spun out as a separate company.  The Company has entered the business of telemarketing and Internet marketing that manages a call center employing either a live operator or a recorded message, in which case it is known as "automated telemarketing" using voice broadcasting to acquire potential clients as well as continuing through its wholly owned subsidiary New World Mortgage, as a mortgage broker.

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

New World’s Internet Marketing/Lead Generation and SEO Plan

Defining SEO Markets
While the overall number of searches continues to increase month by month, competition between the top search engines, Google, Yahoo, Microsoft and to a lesser extent Ask.com is marketed through new product, services and third party marketing platforms. Google In July 2009, Yahoo and Microsoft agreed to a pact where Microsoft will provide the underlying search technology on Yahoo's popular Web sites.   The pact will more broadly showcase Microsoft's recent overhaul of its search engine, renamed Bing.   The pact allows Yahoo to focus the company on its strengths as a producer of Web media sites and as a marketer in on-line display advertising.  While Microsoft receives access to Yahoo's search technology, Yahoo receives a big bump in annual revenues, 88% of the search-generated ad revenues from its own sites for the first 5 years of the 10-year deal.

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

New World’s Local Search Platform
New World has created a market niche by providing its Internet marketing/lead generation and SEO subscription services to small businesses and professional service providers in targeted geographic areas. The small businesses and professional service providers may include the following:

•     Lawyers specializing in specific areas like divorce, DUI,  personal injury in Los Angeles, California;
•     Accountants who specialize in tax or estate planning in Hartford, Connecticut;
•     Real estate brokers who specialize in vacation rentals in Orlando, Florida;
•     Plumbers who specialized in clogged toilets in Boston, Massachusetts;
•     Electricians who are needed in Miami, Florida;
•     Florist who sell roses in San Diego, California.

Starting in 2008, New World began to create the foundation of its SEO business by acquiring URL’s (Uniform Resource Locator (“URL”) specifies where an identified resource is available and the mechanism for retrieving it. The best-known example of which is the address of a web page on the World Wide Web), in targeted geographic locations for specific industries. Of which, an example is www.attorneyintemecula.com. New World now owns and manages hundreds of websites in local markets throughout the U.S.

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, as of June 30, 2010, the Company has an accumulated deficit of $5,835,067 and has yet to be profitable. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. There were no cash equivalents at June 30, 2010 or December 31, 2009.

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

FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

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

Note 4 – Debt

The Company’s debt at June 30, 2010 and December 31, 2009, consists of the following:

	June 30, 2010	December 31, 2009

Warehouse Line-Judgment	$702,751	$702,751
Note Payable to Bank	-	-
Note Payable Related Party	78,289	78,191
Various Judgments for non-payment	1,385,233	1,385,233
Total	2,166,273	2,166,175
Less Current Portion	(2,166,273)	(2,166,175)
Long Term Debt	$-	$-

In 2008, the Company received a judgment notice for lack of payment for a Warehouse Line totaling $702,751.

Note payable to a related party is due without interest and is payable on demand.

The Company is liable on fifteen judgments for various amounts related to obligations not satisfied equaling $1,385,233. The Company has been unable to arrange any satisfactory agreement for payment.

On September 29, 2009, the Company issued two unsecured promissory notes in the aggregate principal amount of $20,000 for certain loans provided to the Company by Thomas L. DiStefano III, the CEO and Chairman of the Company at that time.  The Notes are non-interest bearing at and the outstanding principal amount of each Note are due and payable on the date that is the earlier of (i) December 1, 2009, or (ii) within five (5) days of the closing of any subsequent financing of Company (whether completed as a debt or equity financing). The terms of each Note provide that, if the Company fails to pay principal on the date on which it falls due or to perform any of the agreements, conditions, covenants, provisions, or stipulations contained in the Note, then lender, at its option and without notice to Company, may declare immediately due and payable the entire unpaid balance of principal with interest from the date of default at the rate of 12% per year and all other sums due by the Company thereunder. Payment of this sum may be enforced and recovered in whole or in part at any time by one or more of the remedies provided to lender in the Note. In that case, lender also may recover all costs in connection with suit, a reasonable attorney’s fee for collection, and interest on any judgment obtained by lender at the rate of 12% per year.

Note 5– Commitments and Contingencies

Leases

The Company currently occupies office space at 41655 Date Street, Suite 200, Murrieta, CA 92562.  The lease term is currently  month-to-month. In 2009, New World, in an understanding with Top Rank Listing, Inc., moved the operational cost of the rent and utilities to Top Rank Listing in consideration for New World marketing Top Ranks products and services.  Until December 31, 2008 we leased office space located at 3 Centerview Drive, Suite 240, Greensboro, North Carolina 27407.  On March 24, 2010, we negotiated a lease buyout on all past due and future rent due for $10,000 with the current landlord, Security National Properties.

Litigation

The Company is involved in various lawsuits as a defendant which have resulted in judgments against it. The Company is also involved in additional lawsuits where the ultimate result is unknown but is not expected to result in any future liability.

 Note 6 – Recent Events

In April 2010 the Company issued 250,000 shares of its Class A Common stock for consulting work with a fair value of $62,500.

Note 7 – Subsequent Events

On July 16, 2010, the Company completed the acquisition of substantially all of the domestic franchise-related home health care assets of Valiant Healthcare, Inc., a Delaware corporation, through the execution and closing of an Asset Purchase Agreement (the “Agreement”). A copy of the Agreement is included in the Current Report on Form 8-K filed on July 19, 2010 as Exhibit 2.1 thereto.   The financial results and statements included as part of this report do not contain any results with respect to the assets purchased due to the closing taking place after the end of the quarter that is the subject of this report.

The Agreement was approved by all of Valiant’s Board of Directors as well as stockholders owning approximately 90% of Valiant capital stock. Pursuant to the terms of the Agreement, in exchange for the assets of Valiant, the Company delivered 25,250,000 shares of Class A common stock to Valiant, or approximately 90% of the outstanding common stock of the Company, which has placed the stockholders of Valiant in a majority position of the outstanding capital stock of the Company.  Effective with the closing of the Agreement, Valiant has assumed a schedule of the indebtedness and transaction costs of the Company, which is estimated at approximately $225,000. At the closing, Thomas L. DiStefano III has resigned as Chairman but will otherwise remain a director and Aarif Dohad was appointed a director of the Company. All other Company officers have resigned and Mr. DiStefano has appointed new officers of the Company as directed by Valiant.

After the closing, the Company changed its legal name to “Valiant Health Care, Inc.”

Immediately after the closing of the transaction with Valiant, the Company executed a Share Purchase Agreement by and among itself, its wholly-owned subsidiary New World Mortgage, Inc. and Francis Leonard whereby the Company sold to Mr. Leonard all of the issued and outstanding shares it owned in New World in exchange for $100. The Company previously purchased New World from Mr. Leonard in April 2008.   A copy of the Share Purchase Agreement is included in the Current Report on Form 8-K filed on July 19, 2010 as Exhibit 2.2 thereto.  As a result of the sale of this subsidiary, our financial reports and statements after the filing of this Form 10-Q will no longer contain information with respect to New World.

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

References in this report to “we,” “us” or “our company” refer to the Company.

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

Results of Operations

Three Months Ended June 30, 2010 as Compared with the Three Months Ended June 30, 2009

The current economic downturn in the housing and mortgage industries has especially affected revenue that we have historically generated from selling mortgage products and services.  Our Telemarketing Group did not return to its previous revenue levels generated from selling mortgages and revenues were substantially lower.

Revenues.  Revenues for the three months ended June 30, 2010 were $67,984, which was primarily due to our SEO business compared to $99,008 in revenue during the three months ended  June 30, 2009 that included revenues from our SEO business.

Operating Expenses.  Operating expenses for the three months ended June 30, 2010 were $137,750, which includes $59,696 in wages and $62,500 paid in stock compensation as compared to $219,006 in operating expenses of which $51,452 are wages and $142,313 are attributed to selling and general administration during the three months ending June 30, 2009 and $25,241 paid in stock compensation.  Wages and related costs were not substantially higher as compared to revenue than it has historically been for New World, due to the fact that we have kept our Telemarketing Group and sales organization and streamlined operations to sell our SEO product and services and the revenue from the SEO business has maintained similar month to month levels.

Net Loss.  Our loss from operations for the three months ending June 30, 2010 was $71,752 as compared to $338,328 the three months ending June 30, 2009.

In addition, New World has been subject to litigation arising from its mortgage operations, many of which we believe have no merit or are in some cases fraudulent. However, as a result of our subsidiary’s financial condition, we have not had the available funds to defend New World against many of these claims.   This has resulted in courts entering several default judgments against New World.

This litigation has had a material impact on our revenues, expenses, and net loss during the three months ending June 30, 2010 and may have a material impact going forward. If the holders of any judgments attempt to enforce those judgments, it will have a material adverse effect on our business, results of operations, financial position and liquidity.

Cash Flows

Six Months Ended June 30, 2010 as Compared with the Six Months Ended June 30, 2009

Operating Activities. Net cash flow from operating activities was $1,019 during the three months ended June 30, 2010 as compared to $(218,000) for the period ended June 30, 2009.

Financing Activities.  Net cash from financing activities was $100 primarily due to borrowing and repayment of debt with related parties.

Investing Activities. Net cash used in investing activities totaled $0 as we did not have the need to borrow in the form of loans for working capital as compared to $228,575 for the period ended June 30, 2009.

Liquidity and Capital Resources

Our cash requirements during the three months ended June 30, 2010, were financed primarily from operating cash flow from operations.   As of June 30, 2010, we had cash and cash equivalents of $4,069.  We have experienced a significant loss from operations. Our ability to continue as a going concern is dependent upon our ability to secure additional financing and attain profitable operations. We believe that our existing available cash and cash equivalents and operating cash flow may not be sufficient to satisfy our operating cash needs for the next 12 months at our current level of business. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. In addition, if our working capital or other capital requirements are greater than currently anticipated, we could be required to seek additional funds through sales of equity, debt or convertible securities, or through credit facilities. Failure to secure such financing or to raise additional capital or borrow additional funds and/or expand our operations may result in our not being able to continue as a going concern.

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

ITEM 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, our Principal Executive Officer at such time (“the Certifying Officer”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a - 15(e) and 15d - 15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, include the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of the Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6. Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12 , 2010	WILLING HOLDING, INC.

/s/ Steven Turner
Steven Turner
President