Form 10-Q
period 2010-09-30
Valiant Health Care, Inc.
filed 2010-11-12
CIK 1449709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53496

Valiant Health Care, Inc.
(Exact name of Registrant as specified in its charter)

Florida	No. 26-0655541
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

3111 N. University Drive
Suite 625
Coral Springs, Florida 33071
 (Address of principal executive offices)

(954) 755-5564 (Registrant’s telephone number, including area code)

Willing Holding, Inc.
21218 St. Andrews Blvd. #131
Boca Raton, Florida 33432
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
☐ Yes         ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of Class A common stock outstanding as of November 12 , 2010 was 29,802,344.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.

Valiant Health Care, Inc.
Condensed Balance Sheets
(unaudited)

	as of September 30, 2010 (unaudited)	as of December 31, 2009
Current Asset:
Cash and Cash Equivalents	$4,109	81,171
Accounts Receivable, net	191,227	221,803
Prepaid Expenses	12,964	5,821
Other Receivables	29,864	106,142
Notes Receivables - deferred revenue	86,725	187,300
Notes Receivables	68,349	77,349
Total Current Assets	393,238	679,586

Property & Equipment, net	72,227	89,878

Other Assets:
Security Deposits	10,000	13,800
Long term receivable	267,488	81,544
Notes receivable - deferred revenue	-	82,050
Total Other Assets	277,488	177,394

Total Assets	742,953	946,858

Liabilities & Stockholder's Equity
Current Liabilities:
Accounts payable	149,369	39,543
Accrued expenses	156,303	87,036
Capital lease, current maturities	7,641	8,599
Notes payable, current maturities	89,677	8,871
Deferred Revenue	86,725	187,300
Promissory notes	-	50,000
Income taxes payable	62,506	62,506
Total Current Liabilities	552,221	443,855

Long-Term Liabilities:
Capital lease, net of current portion	-	5,439
Notes Payable, net of current maturities	35,628	42,672
Deferred Revenue	-	82,050
Total Long-Term Liabilities	35,628	130,161
Total Liabilities	587,849	574,016

Commitments and Contingencies	-	-

Stockholder's Equity
Common Stock, $.0001 par value, 150,000,000 shares authorized;
28,302,344 and 27,802,344 shares issued and outstanding at
September 30, 2010 and December 31, 2009.	2,830	1,227
Additional Paid in Capital	26,046	91,839
Retained Earnings	126,228	279,776
Total Stockholder's Equity	155,104	372,842

Total Liabilities and Stockholder's Equity	$742,953	946,858

See accompanying notes to condensed financial statements.

Valiant Health Care, Inc.
Condensed Statements of Operations
(unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues:
Franchise sales	$123,333	$124,500	$464,488	$576,775
Franchise Support Services	198,074	168,108	563,022	412,094
Other	3,355	-	3,866	1,001
Total Revenues:	324,762	292,608	1,031,376	989,870

Expenses:
Sales and marketing	10,191	19,701	35,248	71,226
General and administrative	311,351	271,369	1,025,122	866,070
Depreciation	5,884	5,674	17,651	11,930
Total expenses	327,426	296,744	1,078,021	949,226

Operating (loss) income	(2,664)	(4,136)	(46,645)	40,644

Other expenses
Interest expense	2,630	1,045	9,301	4,354
Other expenses	88,861	880	97,602	2,446
Total other expenses	91,491	1,925	106,903	6,800

(Loss) Income before income tax provision	(94,155)	(6,061)	(153,548)	33,844

Income tax provision	13,000	-	-	(3,800)

Net (loss) income	$(81,155)	$(6,061)	$(153,548)	$30,044

Per Common Share:
Net (loss) income basic and diluted	(0.003)	(0.000)	(0.005)	0.002

Weighted Average Shares of Common Stock	24,242,092	11,228,860	24,242,092	11,228,860

See accompanying notes to condensed financial statements.

Valiant Health Care, Inc.
Condensed Statements of Cash Flow
(unaudited)

	For Nine Months Ended
	September 30,
	2010	2009
	(unaudited)
Cash Flows from Operating Activities:
Net (Loss) Income	(153,548)	30,044
Adjustments to reconcile net(loss) income to net
cash provided by operating activities
Depreciation expense	17,651	11,930
Share-based compensation	-	75,500
Recapitalization related to reverse merger	(119,885)	-
Noncash interest on conversion of debt to equity	5,695	-
Senior Secured debt related to reverse merger	80,806	-
(Increase) decrease in:
Accounts Receivables, net	30,576	(68,694)
Prepaid expenses	(7,143)	(205)
Other receivables	76,278	(103,983)
Long term receivables	(185,944)	(45,759)
Notes receivable - deferred revenue	182,625	(159,950)
Security deposits	3,800	-
Increase (Decrease) in:
Accounts payable	109,826	47,373
Accrued expenses	69,267	31,802
Deferred revenue	(182,625)	159,950
Deposit on prospective units	-	(10,000)
Income taxes payable	-	3,800
Net Cash Flows used in Operating Activities	(72,621)	(28,192)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(10,844)
Net Cash Flows used in Investing Activities	-	(10,844)

Cash Flows from Financing Activities
Payment under lease obligation	(6,397)	(5,745)
Notes receivable, payments	9,000	4,898
Notes receivable, borrowings	-	(15,617)
Note payable, payments	(7,044)	(1,400)
Proceeds from issuance of promissory notes	-	50,000
Net Cash Flows (used in) provided by Financing Activities	(4,441)	32,136

Net decrease in cash	(77,062)	(6,900)
Cash, beginning of year	81,171	25,142
Cash, end of year	4,109	18,242

Supplemental cash flow information
Cash paid for interest	9,302	4,354
Notes payable, vehicle purchased	-	55,073
Conversion of promissory note to common stock	50,000	-

See accompanying notes to condensed financial statements.

VALIANT HEALTH CARE, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

Note 1 – Organization and Significant Accounting Policies

Nature of Business

Valiant Health Care, Inc., formerly Willing Holding, Inc., was incorporated in the state of Florida in November of 2005. For the years 2006, 2007 and until July 2008, the Company was a wholly owned subsidiary of Perfect Web Technologies, Inc. when it was spun out as a separate company.  The Company then entered the business of telemarketing and Internet marketing managing a call center employing either a live operator or a recorded message, in which case it is known as “automated telemarketing” using voice broadcasting to acquire potential clients as well as continuing through its wholly-owned subsidiary New World Mortgage, as a mortgage broker.

Today, Valiant Health Care, Inc. operates under the “Accessible Home Health Care” name and marks and continues operating and selling franchises.

Reverse Merger

Pursuant to an Asset Purchase Agreement dated July 16, 2010 (the ‘‘Purchase Agreement’’), by and among Valiant Health Care, Inc. (formerly known as Willing Holding, Inc.) (“Valiant” or the “Company”), a Florida corporation and Valiant ACMS, Inc. (formerly known as Valiant Healthcare, Inc.), a Delaware corporation, under which Valiant purchased all of the assets of Valiant ACMS, Inc., with Valiant ACMS, Inc. receiving control over Valiant upon receipt of a majority of the common stock of Valiant.  This transaction is referred to throughout this report as the “‘Merger”.  The Merger was effective as of July 16, 2010.

For accounting purposes, the Merger has been accounted for as a reverse acquisition that amount to an equity recapitalization. Under this method of accounting, the Company was accounted for as the ‘‘acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction and for accounting purposes, the Merger was treated as the equivalent of Valiant issuing stock for the net monetary assets of Valiant, accompanied by a recapitalization. The net monetary assets of the Company was recorded at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of Valiant ACMS, Inc. was carried forward after the Merger. Operations prior to the Merger are those of Valiant ACMS, Inc.

All share and per share amounts have been restated to reflect the recapitalization.

After the closing, the Company changed its legal name to “Valiant Health Care, Inc.”

Immediately after the closing of the transaction with Valiant, the Company executed a Share Purchase Agreement by and among itself, its wholly-owned subsidiary New World Mortgage, Inc. and Francis Leonard whereby the Company sold to Mr. Leonard all of the issued and outstanding shares it owned in New World in exchange for $100. The Company previously purchased New World from Mr. Leonard in April 2008.   As a result of the sale of this subsidiary, our financial reports and statements after the filing of the Form 10-Q for June 30, 2010 will no longer contain information with respect to New World.

Liquidity and Capital Resources

The Company’s cash requirements during the three months ended September 30, 2010 were financed primarily from operating cash flows.   At September 30, 2010, the Company had cash and cash equivalents of $4,109.  Management believes that the existing available cash and cash equivalents and future receivables and operating cash flows will be able to satisfy the Company’s operating cash needs for the next 12 months. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company. In addition, if existing working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities, or through credit facilities. Failure to secure such financing or to raise additional capital or borrow additional funds  may result in the inability of the Company to progress with its growth strategy which includes the acquisition of complementary health care product and service providers, as well as existing Medicare-certified home health care providers.

There is no guarantee that such resources will be available to the Company on acceptable terms or at all, or that such resources will be received in a timely manner, if at all, or that the Company will be able to reduce its expenditure rate without materially and adversely affecting its business. Inability to secure additional resources may cause the Company to reduce or cease undertaking its growth strategy.

Note 2 – Summary of Significant Accounting Policies

Bases of presentation

The accompanying unaudited interim financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles generally accepted for interim financial statement presentation and in accordance with the  instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year ended December 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At September 30, 2010 and December 31, 2009 there were no cash equivalents.

Accounts Receivable
Substantially all accounts receivable are due from franchisees for royalties and support services.   The accounts receivable are collateralized by the franchise unit.  Management individually reviews all accounts receivable balances and estimates the portion, if any, of the balance that will not be collected.   The allowance for doubtful accounts was $9,631 and $9,631, at September 30, 2010 and December 31, 2009, respectively.

Note 2 – Summary of Significant Accounting Policies, Continued

Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the following estimated useful lives of the assets.  Amortization expense is included with depreciation expense.     Depreciation expense related to furniture, fixture and equipment totaled $17,651 and $11,930 for the nine month ended September 30, 2010 and 2009, respectively and $5,884 and $5,674 for the three month ended September 30, 2010 and 2009, respectively.

Capital Lease
The Company entered into a new 64-month lease beginning September 1, 2010 at the address currently listed.  The lease is recognized on a straight-line basis over the life of the lease.

Franchise Revenue Recognition Policy
Revenue earned includes initial franchise fees, continuing service fees, and royalties.  Continuing service fees and royalties are recognized in the period in which they are earned.  Franchise fee revenue is recognized and fully earned upon the signing and acceptance of the franchise agreement and franchise fee by both parties.  FASB ASC 952-605-25 stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchiser has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  Costs and expenses are recognized during the period in which they are incurred.

Advertising Costs
The Company’s policy is to report advertising costs as expensed in the periods in which the costs are incurred.  The total amounts charged to advertising expenses were approximately $26,225 and $20,466, for the nine months ended September 30, 2010 and 2009, respectively and $5,334 and $6,993 for the three months ended September 30, 2010 and 2009, respectively

Note 3 – Fair Value Disclosure

The carrying value of cash, accounts receivable, prepaid expense, notes receivable, accounts payable, accrued expenses and notes payable approximate their fair value because of their short maturities.

Note 4 – Notes Receivable

The Company has notes receivable due from a franchisee for an operating loan that matures in December 2010.   This loan is collateralized by the franchise unit.

Note 5 – Long Term Receivables

Long term receivables consist of certain non-performing receivables in the aggregate amount of approximately $267,500 from two franchisees.  The Company is working with these franchisees to remarket to new franchisors and recover the outstanding receivable balances.  Management feels these accounts are collectible and as such has not established a valuation reserve for them.

Note 6 – Notes Payable

The Company has a note payable to an institution that bears interest at 6.9% per annum and is collateralized by the company vehicle.  Payments are due monthly and the note matures in February 2015.  The Company also has three senior secured as outlined in the Asset Purchase Agreement dated July 16, 2010, a copy of which can be viewed from Exhibit 2.1 to the Current Report on Form 8-K/A filed on October 5, 2010.

Note 7 – Franchising

The Company executes franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements require the franchisee or licensee to pay an initial, fee of $46,500, currently and 5% royalties on gross sales as well as fees for services to franchisee for set fees.  Subject to the Company’s approval and payment of a renewal fee, a franchisee may generally renew its agreement upon its expiration. Direct costs of sales and servicing of franchise and license agreements are charged to general and administrative expenses as incurred. When an individual franchise is sold, the Company agrees to provide certain services to the franchisee, including site selection assistance, training, systems implementation, and design of a quality control program. The Company recognizes initial fees as revenue when substantially all initial services required by the franchise are performed, which is generally upon opening of an office. However, when revenue from initial fees is collectible over an extended period of time, and collectability is not reasonably assured, revenue is recognized using the installment method as fees are collected. Continuing fees are recognized as earned, with an appropriate provision for estimated uncollectible amounts charged to general and administrative expense. The Company has not renewed any franchisees as the original term has not expired.  The Company will recognize renewal fees in income when a renewal agreement becomes effective.

In 2009, the Company began selling multiple unit franchises and has deferred the recognition of revenue related to these sales.  Deferred revenue at September 30, 2010 and December 31, 2009, represents that portion of total revenue from initial franchise sales accounted for using the installment method. Amounts deferred as of September 30, 2010 and December 31, 2009, were $86,725 and $269,350 included in notes receivable on the balance sheet.

Note 8 – Promissory notes

In April and July, 2009, the Company issued to one investor promissory notes in the aggregate principal amount of $50,000. The notes bear interest at a 12% per annum.  Interest payments are to be made quarterly.  All principal and interest on the notes were due on March 31, 2010.  The promissory notes had purchase warrants attached that entitled the note holder to purchase a specific number of shares of the Company’s stock at $.50 per share prior to maturity.  As of September 30, 2010, no purchase warrants were exercised.  On May 26, 2010, the holder of the promissory notes were issued shares of common and preferred stock for payment, and $375 was recorded to interest expense.

Note 9 – Reverse Merger

Pursuant to an Asset Purchase Agreement dated July 16, 2010, (the ‘‘Purchase Agreement’’), by and among Valiant Health Care, Inc. (formerly known as Willing Holding, Inc.) (Valiant), a Florida corporation and Valiant ACMS, Inc. (formerly known as Valiant Healthcare, Inc.), a Delaware corporation, under which Valiant purchased all of the assets of Valiant ACMS, Inc., with Valiant ACMS, Inc. receiving control over Valiant upon receipt of a majority of the common stock of Valiant.  This transaction is referred to throughout this report as the “‘Merger”.’ The Merger was effective as of July 16, 2010.

For accounting purposes, the Merger has been accounted for as a reverse acquisition that amount to an equity recapitalization. Under this method of accounting, the Company will be treated as the ‘‘acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Merger will be considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger will be treated as the equivalent of Valiant issuing stock for the net monetary assets of Valiant, accompanied by a recapitalization. The net monetary assets of the Company will be stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of Valiant ACMS, Inc. will be carried forward after the Merger. Operations prior to the Merger will be those of Valiant ACMS, Inc.

All share and per share amounts have been restated to reflect the recapitalization.

Note 10 – subsequent event

On November 12, 2010, Valiant entered into a definitive Stock Purchase Agreement (the “Agreement”) with Atlantic Medical Supply, Inc, a Florida corporation and its two shareholders, Luis E. Mejer, Jr. and Wilfredo E. Martinez.  Under the terms of the Agreement, Valiant will be purchasing all of the outstanding stock of Atlantic Medical, which when completed would then become a wholly-owned subsidiary of Valiant.  The purchase is structured to take place in two stages.  The first stage was consummated on November 12, 2010 and under the terms provided that Valiant would purchase 49% of Atlantic Medical’s outstanding stock (the “Atlantic Medical Stock”) in exchange for 1,500,000 shares of the Class A common stock of Valiant (the “Valiant Shares”).

Within 180 days of the date of the Agreement, Valiant has the option to acquire the remaining 51% of the outstanding stock of Atlantic Medical in exchange for $1.5 million and options to purchase 250,000 shares of Valiant’s Class A common stock at an exercise price of $0.52 per share and a two-year term.  During this 180-day period, the parties have agreed that they shall not under any circumstances sell, assign, or otherwise transfer or use as collateral or any loan or other form of indebtedness either the Atlantic Medical Stock or the Valiant Shares.  In the event that Valiant is unable to pay the consideration for the remaining 51% of  the outstanding stock of Atlantic Medical, then the Agreement will be terminated and Valiant shall return the Atlantic Medical Stock, pay under certain circumstances a fee of $30,000 and the shareholders of Atlantic Medical will be obligated to return 92.5% of the Valiant Shares.

The preceding description of the Agreement does not purport to be complete and is qualified in its entirety by reference to complete terms and conditions contained in the copy of the Agreement that is filed as Exhibit 2.1 as part of the Current Report on Form 8-K filed by Valiant on November 12, 2010.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report, or incorporated herein by reference, that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects”, and “plans” and similar words and expressions are intended to identify forward-looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, risks related to:

•	industry competition, conditions, performance and consolidation;
•	demand for products and services and market acceptance risks;
•	legislative and/or regulatory developments;
•	the presence of competitors with greater financial resources than us;
•	effects of adverse general economic conditions within the United States and internationally; or financial performance.

References in this report to “we,” “us” or “our company” refer to the Company.

Overview
We were organized in 2005. For the years 2006, 2007 and until July 2008, the Company was a wholly-owned subsidiary of Perfect Web Technologies, Inc. when it was spun out as a separate company.  The Company then entered the business of telemarketing and Internet marketing managing a call center employing either a live operator or a recorded message, in which case it is known as “automated telemarketing” using voice broadcasting to acquire potential clients as well as continuing through its wholly-owned subsidiary New World Mortgage, as a mortgage broker.

Today, Valiant Health Care, Inc. operates under the “Accessible Home Health Care” name and marks and continues operating and selling franchises.

Pursuant to an Asset Purchase Agreement dated July 16, 2010 (the ‘‘Purchase Agreement’’), by and among Valiant Health Care, Inc. (formerly known as Willing Holding, Inc.) (Valiant), a Florida corporation and Valiant ACMS, Inc. (formerly known as Valiant Healthcare, Inc.), a Delaware corporation, under which Valiant purchased all of the assets of Valiant ACMS, Inc., with Valiant ACMS, Inc. receiving control over Valiant upon receipt of a majority of the common stock of Valiant.  This transaction is referred to throughout this report as the “‘Merger”.  The Merger was effective as of July 16, 2010.  By virtue of the Merger, we acquired the assets and operations of Accessible Home Health Care, a franchisor of medical and non-medical home health care franchises.

Our current cash funds from operations may not be adequate to fund our growth strategy or any acquisition. It is likely that we will seek financing through a combination of debt and/or equity depending on the size and the terms of the acquisition. As a result of the recent lack of liquidity in the credit markets, however, it is unlikely that we will be able to borrow significant amounts of funds in order to acquire companies. We will therefore need to utilize equity through either the sale of our common stock publicly or privately or through the use of our common stock as consideration in the acquisition of a company. However, we may not be able to target or acquire strategic acquisitions on terms beneficial to us or our internal growth may not develop as expected.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September  30, 2009 and the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009.

Revenues.  Our revenues consist of initial franchise fees, continuing services fees and royalties from our franchisees.  Revenues for the three months ended September 30, 2010 were $324,762 compared to $292,608 during the three months ended  September 30, 2009, an increase of 10.9%.  The increase is primarily a result of our having a larger franchisee base at September 30, 2010 compared with September 30, 2009, which results in an increase in royalty and other franchise service revenues as our franchisee’s businesses grow and mature.

Revenues for the nine months ended September 30, 2010 were $1,031,376 compared to $989,870 during the nine months ended  September 30, 2009, an increase of 4.1%.  The increase is primarily a result of our having a larger franchisee base at September 30, 2010 compared with at September 30, 2009, which results in an increase in royalty and other franchise service revenues as our franchisee’s businesses grow and mature, offset somewhat by our increased attention to our “management care” program that utilized staffing resources that might have otherwise gone toward selling new franchises.

General and Administrative Expenses.  General and administrative expenses primarily consists of salaries, wages and benefits for our employees, as well as office overhead and professional fees.  General and administrative expenses for the three months ended September 30, 2010 were $311,351 compared to $271,369 during the three months ended September 30, 2009, an increase of 14.7%.  The increase is primarily the result of higher salaries, wages and benefits from an increased staffing level.

General and administrative expenses for the nine months ended September 30, 2010 were $1,025,122 compared to $866,070 during the nine months ended September 30, 2009, an increase of 18.3%.  The increase is primarily the result of the increase in salaries, wages and benefits.

Sales and Marketing Expenses.  Sales and marketing expenses primarily consists of advertising costs associated with publicizing our franchise offering.  Sales and marketing expenses for the three months ended September 30, 2010 were $10,191 compared to $19,702 during the three months ended September 30, 2009, a decrease of 48.2%.  The decrease is primarily the result of less print advertising and the reduced use of sales brokers in favor of an increased in-house internet marketing effort.

Sales and marketing expenses for the nine months ended September 30, 2010 were $35,248 compared to $71,227 during the nine months ended September 30, 2009, a decrease of 102%.  The decrease is primarily the result of less print advertising and the reduced use of sales brokers in favor of an increased in-house internet marketing effort.

Other Expenses.  Other expenses primarily consist of interest expense on our limited indebtedness and the cost of the Merger as mentioned earlier.  Total other expenses for the three months ended September 30, 2010 were $91,491 compared to $1,925 during the three months ended September 30, 2009.  The increase is primarily the result of the cost of the Merger.

Total other expenses for the nine months ended September 30, 2010 were $106,903 compared to $6,800 during the nine months ended September 30, 2009.  The increase is primarily the result of the cost of the Merger.

Income Tax Provision.  Our effective tax rates for the three months ended September 30, 2010 and 2009 were 0% and 0%, respectively.  Our effective tax rates for the nine months ended September 30, 2010 and 2009 were 0% and 15%, respectively.

Net Income (Loss).  Our net loss for the three months ended September 30, 2010 was $81,155 as compared to $6,061 for the three months ended September 30, 2009.  The increase is primarily the result of our having the cost of the Merger included for the three months ended September 30, 2010.

Our net loss for the nine months ended September 30, 2010 was ($153,548) as compared to a net income of $30,044 for the nine months ended September 30, 2009.  The decrease is primarily the result of our having the cost of the Merger included for the nine months ended September 30, 2010 and the increase in salaries, wages and benefits.

Cash Flows

Nine Months Ended September 30, 2010 as Compared with the Nine Months Ended September 30, 2009

Operating Activities. Net cash flow used in operating activities was $72,621 during the nine months ended September 30, 2010 as compared to $28,192 for the period ended September 30, 2009.  The increase was a result of an increase of having the cost of the Merger included for the nine months ended September 30, 2010 and the increase in salaries, wages and benefits.

Financing Activities.  Net cash used in financing activities during the nine months ended September 30, 2010 was $4,441 primarily due to the pay down of lease and notes payable obligations. Net cash provided by during the nine months ended September 30, 2009 was $32,136 due to the money received from an investor.

Investing Activities. Net cash used in investing activities totaled $0 for the period ended September 30, 2010 and $10,844 for the period ended September 30, 2009 due to the purchase of a company vehicle.

Liquidity and Capital Resources

Our cash requirements during the three months ended September 30, 2010, were financed primarily from operating cash flow from operations.   As of September 30, 2010, we had cash and cash equivalents of $4,109.  We believe that our existing available cash and cash equivalents and upcoming deferred revenue receivables and operating cash flow will be able to satisfy our operating cash needs for the next 12 months at our current level of business. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. In addition, if our working capital or other capital requirements are greater than currently anticipated, we could be required to seek additional funds through sales of equity, debt or convertible securities, or through credit facilities. Failure to secure such financing or to raise additional capital or borrow additional funds and/or expand our operations may result in our not being able to progress with our growth strategy which includes the acquisition of complementary health care product and service providers, as well as existing Medicare-certified home health care providers.

Our growth plans may require us to attempt one or more of the following:

• secure additional equity financing;

• secure short and long-term debt financing;

• pursue the purchase of certain revenue generating assets or businesses; and

• reduce our current expenditure rates.

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure rate without materially and adversely affecting our business. Inability to secure additional resources may cause us to reduce or cease undertaking our growth strategy. Management’s implementation of one or more of these options may be subject to shareholder approval.

We understand the current economic environment may limit our efforts to raise the necessary capital to expand our business operations. We intend to seek additional funds through the sale of our securities as needed in the future in order to finance acquisitions, and growth in our management and marketing personnel needed to keep pace with our expanded franchisee base and to expand our marketing and promotional capabilities. In addition, it is our intention, if at all possible, to finance any future acquisitions through the issuance of our debt and/or equity securities. However, we might not be able to obtain any additional funds when required on commercially reasonable terms, or at all.

Contractual Obligations

This information is not required under by Item 303 of Regulation S-K for “smaller reporting companies.”

Critical Accounting Policies

A summary of the significant accounting practices that relate to us are described in Note 1 to the Notes to our financial statements.

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

ITEM 4. Controls and Procedures.

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors.

Based on their evaluation as of September 30, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Risks Related To Our Operations

We may not be profitable in the future.

While the entity from which we purchased the assets for our Accessible Home Health Care operations was profitable in the past, we may not be profitable in the future as we operate these assets and other assets or entities that we might purchase.  .  We acquired the assets of Accessible Home Health Care in July 2010 and believe that our continued operation of those assets will allow us to be profitable.  However, there is no guarantee that we will be profitable, either on a quarterly or yearly basis as we move forward with these operating assets as well as any other business combinations we might undertake.
We may need to raise additional capital, which we may be unable to obtain, to fund our expansion.

We may need additional capital to fund our growth and implement our business plan. Additional capital may not be available on acceptable terms, or at all, and the failure to obtain any such required capital would have a material adverse effect on the short term growth and implementation of our business plan. The issuance of additional equity capital, if needed, would result in dilution of the then current shareholder voting and ownership interests.

We have a limited operating history and only recently acquired assets that are operating assets and will produce revenues.

We have a limited operating history.  In addition, it was only on July 2010 that we consummated a transaction by which we acquired operating assets that will produce ongoing revenues, although the entity from which we purchased these assets has been operating this business since 2005.  Prior to this acquisition, we had only limited assets, operations and financial resources and had sustained losses from our efforts.

Operating results are affected by general economic conditions and are subject to quarterly and seasonal fluctuations.

We may experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside of our control. Factors that may adversely affect our quarterly operating results include, without limitation, (1) our ability to retain existing franchisees, attract new franchisees at a steady rate and maintain franchisee satisfaction, (2) the announcement or introduction of new services and products by either us or our competitors, (3) price competition in the industry, (4) the level of use of home health care services, (5) our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner, (6) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, (7) governmental regulation, and (8) general economic conditions and economic conditions specific to the home health care market.

We may not be able to identify or consummate the acquisitions we consider part of our current business plan, which could slow or restrict our growth strategy.

In the future, we intend to seek acquisition candidates in selected markets and from time to time will engage in exploratory discussions with suitable candidates.  There can be no assurance, however, that we will be able to identify and acquire targeted businesses or obtain financing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into our operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. In connection with future acquisitions, we may incur significant charges to earnings as a result of, among other things, the write-off of purchased assets or for other reasons. Future acquisitions may be financed through the issuance of our common stock, which may dilute the ownership of current shareholders, or through the incurrence of preferred stock or additional indebtedness.  Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions unattainable.

There is competition for those private companies suitable for transactions of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating successful business combinations we are considering in order to expand our business. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Our ability to operate effectively could be impaired if we were to lose the services of our key personnel, or if we are unable to recruit qualified managers and key personnel in the future.

Our success depends to a significant extent on the skills and efforts of our executive management team and our consultants.  We currently maintain “key man” life insurance for certain of these individuals.  At this time we have not entered into employment agreements with our executive management team, and thus they may voluntarily terminate his or her employment with us at any time.  Our success depends on our ability to attract and retain additional qualified employees and we believe that our future success will depend in part upon our ability to attract and retain additional qualified personnel.  Competition for such personnel is intense and we will compete for qualified personnel with numerous other employers, some of whom have greater financial and other resources than we do.  In addition, we may incur significantly increased costs in order to attract and retain skilled employees.  We cannot assure that we will be able to attract and retain key personnel.  The loss of one or more key personnel could have a material adverse effect on us.

Our business is subject to extensive government regulation and supervision.

Many aspects of our business are presently subject to extensive federal, state and local governmental regulations, including a requirement typically that our franchisees be licensed in order to operate.  The failure to obtain licenses could prevent our franchisees from fully operating their businesses and could subject us and/or our franchisees to civil and/or criminal penalties.  Obtaining the necessary licenses for our franchisees to fully implement our franchisee business model typically takes a significant amount of time and resources, with no guarantee that such licenses can be obtained in the end.

We believe we and/or our franchisees currently have all necessary licenses and approvals required for our existing operations in the states where operations are currently conducted.  Nevertheless, there can be no assurance that our or our franchisees current or planned operations will meet licensure or other regulatory requirements, nor that such failure would not have a material adverse impact on our financial position or results of operation.  Similarly, depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes could have a material adverse effect on the our or their financial condition and/or results of operations.

Our industry is very competitive and many of our competitors have greater resources than we do.

The home health care market is rapidly evolving and intensely competitive.  We expect competition to persist and intensify in the future from existing competitors and companies that enter our existing or future markets.  Barriers to entry into the home health care market are relatively low, although we believe that the sophistication of our business and system will give us a competitive advantage over our competitors.

Many of our competitors and potential competitors have longer operating histories, more customers, greater brand recognition and substantially greater financial and other resources than we do.  Our competitors may receive investments from or establish commercial or other business relationships with larger, well-financed companies.  In addition, our competitors may be able to respond more quickly to changes in customer preferences, spend more on marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to developing their businesses.

A small number of  existing shareholders will be able to control shareholder actions.

As of the date of this report, our present directors, executive officers and current holders of more than 5% of the common stock will beneficially own enough shares to control the outcome of any shareholder vote if they vote as a group.  Specifically, these persons or entities own approximately 81% of our outstanding Class A common stock.  They could use this power to delay or prevent a change in control, even if a majority of the other shareholders desired such a change.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported, the entire purchase price under the Merger consisted of 25,250,000 shares of our Class A common stock.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended for this transaction. The 25,250,000 restricted shares have been distributed to certain of our current shareholders, officers, directors, employees and consultants in exchange for any current shares of the selling entity that such individual owns.

ITEM 3. Defaults upon Senior Securities.

See Item 2.04 of the Current Report on Form 8-K filed on November 9, 2010.

ITEM 4. Submission of Matters to a Vote of the Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6. Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated July 14, 2010, by and between Valiant Healthcare, Inc. and Willing Holding, Inc. (previously filed with and incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 19, 2010).

2.2
Share Purchase Agreement, dated July 14, 2010, by and between Willing Holding, Inc., New World Mortgage, Inc. and Francis Leonard  (previously filed with and incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 19, 2010).

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

November 12 , 2010	VALIANT HEALTH CARE, INC.

By: /s/ Steven Turner
Name: Steven Turner
Title: Chief Executive Officer