Form 10-K
period 2010-12-31
Valiant Health Care, Inc.
filed 2011-04-28
CIK 1449709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 2010
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number:  000-53496

Valiant health care, Inc.
(Exact name of registrant as specified in its charter)

Florida	26-0655541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3111 N. University Drive, Suite 625, Coral Springs, FL	33065
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code):	(954) 755-5564

Securities registered under to Section 12(b) of the Act:

None	None
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value per share
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

The estimated aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $179,000.  As of March 31, 2011, the registrant had outstanding 29,902,344 shares of common stock,

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits have been incorporated by reference in Part IV of this Form 10-K.

PART I

ITEM 1.	BUSINESS

This Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements appear in a number of places in this Report and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:  (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy, operating strategy and acquisition strategy; and (iv) the declaration and payment of dividends.  The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans,” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company’s ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors.  Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company’s reliance on payments from its franchisees for a large portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in Item 1A “Risk Factors” below.

General/History

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

Pursuant to an Asset Purchase Agreement dated July 16, 2010 (the ‘‘Purchase Agreement’’), by and among Valiant Health Care, Inc. (formerly known as Willing Holding, Inc.) (Valiant), a Florida corporation and Valiant ACMS, Inc. (formerly known as Valiant Healthcare, Inc.), a Delaware corporation (“Valiant Delaware”), under which Valiant purchased all of the assets of Valiant ACMS, Inc., with Valiant ACMS, Inc. receiving control over Valiant upon receipt of a majority of the common stock of Valiant.  This transaction is referred to throughout this report as the “‘Merger”.  The Merger was effective as of July 16, 2010.  By virtue of the Merger, we acquired the assets and operations of Accessible Home Health Care, a franchisor of medical and non-medical home health care franchises.

Today, Valiant Health Care, Inc. operates under the “Accessible Home Health Care” name and marks and continues operating and selling franchises.  Accessible Home Health Care is a recognized leader in the home/senior health care industry. We are the only franchisor in the industry that is committed to accrediting each of its franchises by the Joint Commission on Accreditation of Healthcare Organization (JCAHO), the internationally recognized leader in accrediting health care providers.

Accessible Home Health Care was honored by Entrepreneur as part of its 2011 “Franchise 500” list as being its

•	196th best franchise;
•	154th best global franchise; and
•	6th best top new franchise.

In Entrepreneur’s 2010 Franchise 500 list, we were ranked as the 476th best franchise and 83rd fastest growing franchise.  In 2009, we were listed in the Franchise 500 list and as one of the top 25 best new franchise opportunities.  To place these achievements in proper perspective, the rankings are based on evaluating thousands of franchise opportunities being offered in the U.S. and internationally.  In addition, most franchisors offer their opportunities for 15 years before making the Entrepreneur list. We achieved this accomplishment in only the third year of our franchise offering.

The following shows the number of franchise units opened  during the given year:

•	2006 — 12 units
•	2007 — 22 units
•	2008 — 25 units
•	2009 — 25 units
•	2010 — 10 units.

During a portion of the second and third quarters of 2010, we issued a moratorium on the sale of new franchise units as we consolidated and streamlined our existing operations and undertook other important initiatives.  As of December 31, 2010, we had a total of 95 units in 24 states and three countries, 94 of which were franchise outlets and one is a company-owned outlet.  During the first quarter of 2011, we added six new franchise units.

Franchises

We sell franchises for the right to establish and operate Accessible Home Health Care franchises, which is a home health care (medical and non-medical) business under the distinctive format and system and marks described below (collectively the “Accessible Home Health Care franchise” or “franchise”).  As of the date of this report, we currently operate one company-owned home health care (medical and non-medical) business and have 65 operating franchise units and 30 territories sold that have not yet begun operations.  We continue to offer franchises both nationally and in some instances outside of the United States, e.g. in Canada and India. Our goal is to have at least 125 franchises by December 31, 2011, although there can be no guarantee that we will be able to meet this goal given the current state of the U.S. and international economies and other factors.  We currently estimate in our Franchise Disclosure Document that prospective franchisees will incur an estimated initial investment of between $107,000 and $124,000 for one franchise.

Our current franchise fee for one franchise is $46,500 and we offer a discount in the case of multiple franchise purchases.  Our franchisees pay us a royalty of 5% of gross sales.  “Gross sales” is defined in our franchise agreement as all sales of every kind and nature made at or by the franchise less applicable sales or other taxes and refunds and credits made in good faith to arms’ length clients in accordance with our standards and specifications for issuing such refunds or credits.  Currently, we bill our franchisees for the royalties on a weekly basis.

Our franchises provide care to all age groups from newborns to seniors requiring care in their home.  The franchisee designs a customized plan of care for each client after their needs have been evaluated by the franchisee.  The franchisee then matches the client with a qualified caregiver who is compatible with the needs of the client.  For circumstances in which medical care is needed, a plan of care is devised by the franchisee in conjunction with a client’s private physicians and/or nurses.  The private physicians and/or nurses are not affiliated or employed by either the franchise or us.  If a franchise desires to provide skilled medical care to its clients, then the franchisee and its caregivers that provide these services are licensed and certified for these services by the state where the services are given.  Non-medical care services are also offered by our franchises.  These services can include, among other matters, aid with personal hygiene, shopping and social outings.

Our business is distinguishable from other similar businesses by its distinctive procedures for operations; procedures for management and quality control; marketing, advertising, and accounting systems; training and assistance (collectively, the “System”).  Our franchises operate the business under our registered service mark (registration number 3195925) and trade name “Accessible Home Health Care” and other trade names, trademarks and service marks we specify now or might specify in the future for use in connection with the System (collectively, the “Proprietary Marks”).

Our franchise model is based on a simple but we believe to be an effective concept.  We offer at a reasonable cost to our franchisees full back office services of billing, payroll and collections.  A franchisee’s  utilization of these services is generally optional.  We prepare operational manuals for our franchises. By offering or supplying our franchisees with these services, this permits our franchisees to  dedicate a majority of their time in selling and servicing their patients.  We believe our franchising model results in having dedicated owner/operators as franchisees, as well as brand loyalty among personnel and patients.

Our model calls for our franchisees to be a full service senior/home health care company.  Our franchisees provide all levels of care and accept payment from all payers, such as insurance companies, private pay and government programs. Our experience shows that this distinguishes our franchisees from our competitors in that they can only offer limited service and do not accept payment from all payers.  In addition, we see an increased need for a national full service medical senior/home health care service company as insurance companies have increased their credentialing requirements for their network providers and in the process the non-medical companies are not qualified to serve this segment of the market.  Also, state regulatory bodies are increasing their licensing requirements, thus rendering the majority of non-medical companies ineligible to provide the required care. Our experience has seen that many medical home health providers are limited due to the fact that they do not accept insurance company payments. Our systems and model successfully neutralize these barriers. Thus, our franchisees are able to capture this revenue.

We currently have numerous national agreements with various insurance companies, care management companies, Internet search engines and government agencies where our franchisees are certified as approved providers immediately upon the opening of their franchise.  These national agreements provide referrals or priority listings for our franchisees.  We intend to increase our national agreements over time.

We believe that our proprietary operations and personnel management software system, “AccessSyst™,” provides our franchisees an edge in expeditious billing and collections and personnel management.  This helps them to lower their costs and increase their efficiency and quality of care.  The AccessSyst™ system is used regardless of whether we undertake the billing and collections for a franchisee or whether the franchisee does these tasks.  We also believe that our proprietary operational and management program, “AccessEdge®,” helps our franchisees improve their quality of care as well as their bottom line.

Pricing of services offered by our franchisees is based on local market conditions, including, but not limited to, the following factors:

▪	rates charged by competitors;
▪	caregiver pay and experience;
▪	services offered; and
▪	anticipated margin to franchisee.

Future Acquisitions/Franchise Growth

In order to achieve our objective of providing a “Complete Home Healthcare Package™” by becoming a “One Stop Provider™, ”  we intend to pursue the acquisition of certain other health care related companies.  We intend in the short term to pursue the acquisition of a durable medical equipment company and a pharmacy.   The addition of a pharmacy will allow us to offer this service to the 98% of our patients that we assist in filling prescriptions with independent pharmacies.

 The addition of a durable equipment provider will permit us to provide items such as wheel chairs, walkers, oxygen, etc. to our patients.  We currently estimate that in excess of 85% of our patients are in need of such equipment.  On November 12, 2010, Valiant entered into a definitive Stock Purchase Agreement (the “Agreement”) with Atlantic Medical Supply, Inc, a Florida corporation and its two shareholders.  Under the terms of the Agreement, Valiant will be purchasing all of the outstanding stock of Atlantic Medical, which when completed would then become a wholly-owned subsidiary of Valiant.  The purchase is structured to take place in two stages.  The first stage was consummated on November 12, 2010 and under the terms provided that Valiant would purchase 49% of Atlantic Medical’s outstanding stock (the “Atlantic Medical Stock”) in exchange for 1,500,000 shares of the Class A common stock of Valiant (the “Valiant Shares”).

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

The preceding description of the Agreement does not purport to be complete and is qualified in its entirety by reference to complete terms and conditions contained in the copy of the Agreement that is filed as Exhibit 2.1 as part of the Current Report on Form 8-K filed by Valiant on November 12, 2010.  For information regarding the business and operations of Atlantic Medical, see “Business - Information Regarding Atlantic Medical Supply, Inc.” in this Item 1 of the Form 10-K.

After we have integrated the durable medical equipment provider and pharmacy, we intend to attempt to acquire an infusion and hospice company within the next two years.   In the long-term, we hope to be able to provide additional in-home services to our patients, including chemotherapy, kidney dialysis and doctor-on-call services.  Currently, these services are being offered by the franchises located in India and Kenya, which assets were not a part of the Agreement.  However, we hope to learn from their experience as we determine the feasibility and governmental regulations in offering these additional services domestically.

The result of these acquisitions would enable us to reduce a patient’s need to deal with more than one provider for his or her needs, and make us their provider of choice as the “One Stop Solution™.”  This will provide, we believe, not only lower costs to patients and their payers, if any, through the elimination of duplication of services, assessments and administration, but also enable a higher level of coordination of treatment and care.

There is no guarantee that we will be able to locate suitable acquisition candidates or if such candidates are located, that we will be able to negotiate acceptable terms with such entities or their principals.

We hope to expand our franchise network in the U.S. to 125 units by December 31, 2011.  We intend to accomplish this by continuing our aggressive in-house sales efforts.  In addition to domestic growth, we intend to expand our franchise network internationally.  We hope to add six franchises in India in 2011.  To assist us in accomplishing this, we have entered into an agreement with Franchising India, LTD, the largest franchise specialist in India, to market and sell these units.  We hope to enter the Canadian market by selling four franchises in 2011.  To assist us in accomplishing this, we have entered into an agreement with 4211014 Canada Inc., d/b/a M-FOUR INTERNATIONAL INC., an experienced and respected Canadian firm.

Market/Marketing/Publicity

According to numerous studies and as published in the Wall Street Journal, home health care was a $70 billion industry in 2008 and is growing at an accelerated pace.

We market our franchises to individuals who:

•	have the entrepreneurial spirit;
•	seek to be owner/operators;
•	want to be part of a growing industry;
•	see the value of owning a medical and non medical unit;
•	are seeking to grow by owning multi-unit locations at some point;
•	have the required liquid capital to begin their operations;
•	have the work ethic to make their unit successful; and
•	understand the level of support and commitment provided by Valiant.

We market the sale of our franchises by (i) advertising on major franchise websites; (ii) use of Google pay-per-click with our franchise information website (www.accessiblefranchiseinfo.com); (iii) advertising in selective franchise publications, such as Entrepreneur, Franchise Gator, and Franchise Guide; (iv) attending a selective number of franchise trade shows; (v) attending conventions focusing on health care professionals; and (vi) through word-of-mouth.  A large percentage of our sales have been generated from franchise websites.

The pool of potential franchisees is believed to be large and we believe we offer the following competitive advantages:

•	We are one of the few companies that offers both medical and non medical home health care;

•	We offer the largest territories in the industry. Our territory locations are at a minimum twice as large as any other franchise.

•	We provide support on every aspect of the medical and non medical business, including, but not limited to:
a.  State licensing support;
b.  State specific policies and procedures manuals;
c.  Medicare applications support;
d.  Medicare policies and procedures manuals;
e.  Joint Commission on Healthcare Accreditation support and manuals;
f.  All forms and paperwork needed to care for patients; and
g.  All forms to hire caregivers.

•	Generous multi-unit discounts.

Every Accessible Home Health Care franchise contains a population of approximately 600,000 people and approximately 70,000 seniors over 65 years old.  This key demographic, the 65 year old and over seniors, is one of the fastest growing population segments in the U.S.  We believe that this segment is:

•	Driving the need for both medical and non medical home health services;

•	Increasing the demand for quality home health care providers;

•	Accessing long term care insurance benefits at its highest rate;

•	Living farther from family and requiring assistance from a company that demands the highest quality of service; and

•	Being discharged from the hospital faster then ever, driving the need for home health services higher.

We initially recommend and train our franchisees to seek patients who are unhappy with his or her current service provider or who are seeking care for the first time.   This marketing targets private pay and long-term care insurance patients who need services on an immediate basis. A second level of marketing to hospitals, physicians and skilled nursing facilities is for patients with major medical insurance, Medicare or Medicaid.  According to an industry analysis conducted by Metropolitan Insurance Company in 2008, 65% of home care services are paid for by individuals, with the remainder paid for by health care providers, insurance companies, Medicare and Medicaid, charitable and religious organizations and/or alternative health care planners/coordinators.

Due to its cost effectiveness, home health care service is provided to individuals of all ages with long or short term disability due to work related injury or auto/product related accidents or to senior citizens.  There are three types of caregiver service requested by patients:

(1)  Chronic conditions, such as Alzheimer’s, Parkinson’s, and paralysis due to stroke.  These patient needs increase from month-to-month and thus the level and quantity of care increases. On average, this type of patient requires our care for 22.8 months at a cost of $876 per week.

(2)  Convalescent conditions, such as recovering from elective or emergency surgeries or medical ailments that over time is cured or subject to control, resulting in gradual decrease in the need for our services.  On average, these patients require care for four to six weeks at a total cost of $5,500.

(3)  Companion care, such as assistance with shopping, cooking, dressing, etc.  These patients require our care for a limited number of hours a day for a limited number of weeks. On average, these clients require care for four to five months at a cost of $255 a week.

Our model is geared towards concentrating on maximizing the patients in (1) and (2) above due to the longevity and potential for increased revenues over patients in (3).  In addition, these patients have proven to provide the best margins. We refer to these patients as our “Bulls Eye” of sales.

We train our franchisees to focus on providing the highest quality compassionate care from the heart.  Accessible Home Health Care franchises are trained to provide what we believe to be the best service in the industry by:

▪	being responsive to its patients;
▪	being responsive to a patient’s loved ones:
▪	hiring the most experienced and qualified caregivers;
▪	having patient quality assurance programs in place; and
▪	being available 24/7.

Franchisee marketing is conducted directly to sources of referrals, such as senior housing and centers, hospitals, physicians, skilled nursing facilities, churches and other houses of worship, through insurance agent and bank trust contacts and by word-of-mouth.  Advertising is undertaken in order to directly market patients and their relatives or other loved ones in small local community newspapers, senior-focused publications and newsletters, church or other house-of-worship newsletters and on the Internet.

We also seek to obtain the promotion of Valiant, as the franchisor, and our franchisees on both a local and national level.  We undertake these publicity efforts through press releases, speaking at franchise conferences and health care conferences, publishing a corporate newsletter, use of promotional items and promoting our website.  We encourage our franchisees to attempt to garner favorable publicity in their territory in many of the same ways, but also through writing articles on the home health care business for local newspapers or newsletters and use of promotional items.

Competition

While we believe that the market for home health care services (medical and non-medical) is not yet fully developed, it is highly competitive.  We and our franchisees compete with other local, regional and national home health care businesses offering similar services.  We believe that the marketing differentiation for our business is our network of national referral prospects, direct advertising, and proven marketing program. Some of our competitors include Brightstar, Right at Home, Comfort Keepers, Visiting Angels, Home Instead and Homewatch.

Government Regulation

The health care industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. The industry also is subject to frequent legislative and regulatory changes. Our business is impacted not only by those laws and regulations that are directly applicable to us, but also by certain laws and regulations that are applicable to our franchisees, payors and patients. If we fail to comply with the laws and regulations applicable to our business, we could suffer civil and/or criminal penalties and we could be excluded from participating in Medicare, Medicaid and other federal and state health care programs.

In addition, numerous federal and state privacy and security laws and regulations, including the Federal Health Insurance Portability and Accountability Act of 1996 , as amended by the Health Information Technology For Economic and Clinical Health Act (collectively “HIPAA”), govern the collection, dissemination, security, use and disclosure of patients’ individually-identifiable health information. As part of our provision of, and billing for, home health care services, we are required to collect and maintain such protected patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, congressional action, state legislative actions or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors. Moreover, the cost of complying with these standards could be significant. While we believe we comply in all material respects with HIPAA, and comparable state privacy and security requirements, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of these regulations. Sanctions for failure to comply with these federal and state laws include significant civil and criminal penalties. A violation could subject us to penalties, fines or possible exclusion from the Medicare or Medicaid programs. Such sanctions could adversely impact our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the health care fraud and abuse laws. Private insurers and various state enforcement agencies also have increased their level of scrutiny of health care claims in an effort to identify and prosecute fraudulent and abusive practices in the health care area.

Our franchises may also be subject to various state laws requiring or regulating them.  The franchisees  must obtain, maintain and own any health care or employment related permits, licenses, or other indications of authority in order for them to operate.  These may include a home health agency license and/or a nursing agency license; and a certificate of need. We and our franchisees are also subject to employment laws such as the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and working conditions.  In addition, we and our  franchises are subject to other laws or regulations that are not specific to the home health care industry, but applicable to businesses generally.

Health Care Reform Legislation

Economic, political and regulatory influences are subjecting the health care industry in the United States to fundamental change. Health care reform was only recently passed by the federal government and not all provisions of that reform are currently in effect. We anticipate that federal and state government bodies will continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict, which, if any, of such reform proposals will be adopted or when they may be adopted or that any such reforms will not have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

Health care is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors.

Employees

As of December 31, 2010, we had 19 employees. Of these employees, 10 were engaged primarily in franchisee support and service, two in sales and marketing and seven in finance and administration. Our employees are not covered by a collective bargaining agreement and we have experienced no work stoppages. We consider our employee relations to be good. We believe that our future growth and success will depend upon our ability to retain and continue to attract highly skilled and motivated personnel in all areas of our operations.

Properties

Our headquarters are located in approximately 4,500 square feet of leased office space in Coral Springs, Florida, a suburb of Fort Lauderdale. The space is leased for a term ending in 2015.

Information regarding Atlantic Medical Supply, Inc.

General.

Atlantic Medical Supply, Inc. (“AMS”) is a full line durable medical equipment business providing quality products and services in South Florida since 1993. AMS is accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO.) AMS offers a staff of experienced and trained professionals, including certified respiratory therapists and stands by its reputation of keeping customer service as its top priority. The company has differentiated itself in the marketplace by its JCAHO accreditation, providing high quality equipment with the latest technology and same day delivery service.

Beginning in 2011 in the U.S., it is estimated that approximately 10,000 persons will be turning 65 every day for the next 20 years. Currently, Medicare covers 46 million Americans and when the last of the baby boomers turns 65 in two decades, the Medicare program will be covering over 80 million Americans. According to U.S. Census data, by 2025 Florida is expected to remain the “oldest” state with more than 26% of the population aged 65 and older. This enormous growth of the elderly population will be requiring products and services that are the core business of AMS.

AMS employees take pride in caring for the customer and this philosophy has been the foundation that AMS was built on over 15 years ago. Currently, AMS employs 10 people and all employees must go through an extensive screening and background check. AMS covers all aspects of home care including durable medical equipment, home oxygen, sleep therapy, home safety products, rehabilitation products and ambulatory aids. AMS has a strong respiratory niche and believes this part of its business will continue to increase due to the growth in the population of seniors over 65.

The distribution of products and services is done with uniformed delivery technicians.  AMS guarantees friendly and timely delivery of medical equipment to all customers living in the Miami-Dade, Broward and Palm Beach county areas. Customers in the tri-county area can receive most products within a 24-hour period after placing orders with AMS.

The key and primary performance measure for the durable medical equipment industry is based on oxygen patient census. AMS specializes in respiratory products due to its relatively higher margins and targets physician offices and hospitals with the latest technology in oxygen devices. AMS utilizes the superiority of its products to differentiate itself from its competitors and gain market share for new oxygen patients. AMS utilizes its billing software to monitor its oxygen census daily.

Durable Medical Equipment.

Rentals and sales of durable medical equipment represented 18% of its gross revenues for the year ended December 31, 2010.

AMS provides a comprehensive line of durable medical equipment, such as hospital beds, wheelchairs, walkers, patient aids and other ancillary supplies, for rental or sale, to serve the specific needs of our patients. Typically, lower cost items, such as patient aids and walkers, are sold and higher cost items, such as hospital beds and wheelchairs, are rented.

Oxygen and Other Respiratory Therapy Equipment and Services

Rentals and sales of oxygen and other respiratory therapy equipment and services represented 82% of AMS’s gross revenues for the year ended December 31, 2010.  AMS derives its revenues principally from reimbursement by third-party payors. AMS accepts assignment of insurance benefits from patients and, in most instances, invoice and collect payments directly from Medicare and private insurance carriers, as well as directly from patients under co-insurance provisions.

Patients in need of oxygen and other respiratory therapy equipment and services typically suffer from breathing disorders, such as chronic obstructive pulmonary diseases (COPD), obstructive sleep apnea and other cardiopulmonary disorders. Individuals diagnosed with COPD or similar diseases are often elderly and generally will require treatment for the rest of their lives. The majority of AMS’s oxygen and other respiratory therapy equipment is rented and reimbursed on a monthly basis.

Patients are generally referred to us by their physician or a hospital discharge planner. Upon receipt of a referral, an AMS customer service representative obtains the necessary medical and insurance coverage information, and assignment of benefits, and coordinates equipment delivery. Equipment delivery and setup is performed in the patient’s home by one of AMS’s patient service technicians or clinicians who then provides instruction and training to the patient and the patient’s family regarding appropriate equipment use and maintenance, and compliance with the prescribed therapy. Following the initial delivery and setup, an AMS patient service technician and/or clinician makes periodic visits to the patient’s home, the frequency of which is dictated by the type of therapy prescribed and physician orders. All services and equipment are coordinated with the prescribing physician and, during the period that AMS provides services and equipment for a patient, the patient remains under the physician’s care and medical supervision. Respiratory therapy is monitored by licensed respiratory therapists and other clinical staff as prescribed by physicians and in accordance with applicable state laws. AMS provides 24-hour on-call coverage to our patients through a centralized after-hours call center.

Medicare and Medicaid Reimbursement.

As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals, including persons 65 and older and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged or members of families with dependent children. In addition, Medicaid may cover financially needy children, refugees and pregnant women.

AMS is a Medicare-certified provider for durable medical equipment and must adhere to stringent Medicare guidelines, policies and documentation requirements. Due to Medicare regulatory policies, AMS is subject to periodic reviews and audits. AMS is required to be accredited, bonded and maintain patient records for seven years.  In 2010, Medicare accounted for approximately 60% of AMS’s revenues.

Marketing.

The primary method used to market AMS’s products and services is a sales team that markets to hospitals and physician offices. The sales team visits with physicians, case management workers, social workers, referral coordinators and provides literature and brochures about AMS’s products and services. AMS has a diversified customer base and there does not have a referral source that accounts for more than 10% of total sales.

Suppliers.

AMS purchases its durable medical equipment and supplies from a variety of independent suppliers, with whom it generally has long-standing relationships. Although AMS is not dependent upon any one supplier, AMS does currently purchase approximately 80% of its patient service equipment and supplies from five suppliers. AMS typically focuses on one or two suppliers in each product category in an effort to maximize delivery efficiency and gross margins. AMS believes that most of its supplies can be provided by multiple suppliers; however, loss or disruption of a supplier relationship could cause delays in service delivery which could adversely affect its financial condition, revenues, profit margins, profitability, operating cash flows and result of operations.

Competition.

The home medical equipment market is highly competitive and divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. The largest national home medical equipment provider competitors are Apria Healthcare Group, Inc., Lincare Holdings, Inc., American Home Patient, Inc. and Rotech Healthcare, Inc. The rest of the market consists of several medium-size competitors, as well as hundreds of smaller companies with each having under $5 million in estimated annual revenues. AMS also faces competition from other types of health care providers, including hospitals, home health agencies and health maintenance organizations. AMS believes that the most important competitive factors in the regional and local markets are:

•	reputation with referral sources, including local physicians and hospital-based professionals;

•	service quality and responsiveness;

•	overall ease of doing business;

•	quality of patient care, including clinical expertise;

•	range of home medical equipment and services; and

•	being a low cost provider.

AMS believes that it is important to be able to offer a broad range of complementary equipment and services to provide patients access through a single source. AMS believes that it competes effectively with respect to all of the above factors and that it has an established record as a quality provider of a range of complementary home medical equipment and services.

Medicare Laws and Regulations.

Under existing Medicare laws and regulations, the sale and rental of AMS’s products generally are reimbursed by the Medicare program according to prescribed fee schedule amounts calculated using statutorily-prescribed formulas. Significant legislation affecting home medical equipment (HME) reimbursement has been signed into law, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (DRA) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), contain provisions that negatively impact reimbursement for the primary HME products that we provide. The PPACA, MIPPA, the SCHIP Extension Act, DRA and MMA provisions (each of which is discussed in more detail below), when fully implemented, could have a material adverse effect on AMS’s financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

•
The PPACA includes, among other things, annual, non-deductible fees on any entity that manufacturers or imports certain prescription drugs and biologics, beginning in 2011; a deductible excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, beginning in 2013; new face-to-face encounter requirements for HME and home health services; and a requirement that by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices.

•
MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2009 fee schedule payment amounts by 9.5% for product categories included in competitive bidding.

•	The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, which reductions went into effect April 1, 2008.

•
The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time title of the equipment would transfer to the beneficiary. For purposes of this cap, the DRA provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. With the passage of MIPPA, transfer of title of oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place.

•
The MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of HME, including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2007, established a competitive bidding program for HME, and implemented quality standards and accreditation requirements for HME suppliers.

Further, changes in the law or new interpretations of existing laws could have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. Reimbursement from Medicare and other government programs is subject to federal and state statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, renewal of VA contracts, retroactive payment adjustments and governmental funding restrictions. AMS’s levels of revenue and profitability, like those of other health care companies, are affected by the continuing efforts of government payors to contain or reduce the costs of health care, including competitive bidding initiatives, measures that impose quality standards as a prerequisite to payment, policies reducing certain HME payment rates and restricting coverage and payment for inhalation drugs, and refinements to payments for oxygen and oxygen equipment.

(1) Competitive Bidding Program for HME. On April 2, 2007, the Centers for Medicare & Medicaid Services (CMS), the agency responsible for administering the Medicare program, issued its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under the competitive bidding program, suppliers compete for the right to provide items to beneficiaries in a defined geographic region. CMS selects contract suppliers that agree to receive as payment the “single payment amount” calculated by CMS after bids are submitted. Round one of the competitive bidding program began on July 1, 2008 in ten high-population competitive bidding areas (CBAs). As a winning bidder in one of the ten CBAs, AMS signed contracts with CMS to become a contracted supplier for the Round 1 contract period of July 1, 2008 though June 30, 2011. The competitive bidding program was scheduled to expand to 70 additional CBAs for a total of 80 CBAs in 2009 and additional areas thereafter.

However, on July 15, 2008, the U.S. Congress, following an override of a Presidential veto, enacted MIPPA. MIPPA retroactively delayed the implementation of competitive bidding for eighteen months, and terminated all existing contracts previously awarded. MIPPA included a 9.5% nationwide reduction in reimbursement effective January 1, 2009 for the product categories included in competitive bidding, as a budget-neutrality offset for the eighteen month delay. As a winning supplier, AMS expected to experience increased product volumes within the competitive bidding areas included in the first round of competitive bidding, which could have offset some portion of the negative impact of the reduced pricing.

On January 16, 2009, CMS published an interim final rule with comment period (IFC) addressing the MIPPA provisions that affect round one of the competitive bidding program. This IFC announced the delay of round one of the program from 2007 to 2009. The Round 1 competition, also known as the Round 1 rebid, occurred in the same CBAs as the 2007 Round 1 bidding, excluding Puerto Rico. The product categories for 2009 were the same as those selected for the 2007 Round 1 bidding, with the exception of negative pressure wound therapy and Group 3 complex rehabilitative wheelchairs. The IFC also announced the delay of Round 2 of the program from 2009 to 2011, the national mail order program until after 2010 and competition in additional areas, other than mail order, until after 2011. AMS submitted a bid for its CBA and product categories prior to the deadline. As in the 2007 Round 1 program, suppliers were required to meet all applicable eligibility, financial, quality and accreditation standards. The MIPPA changes that were addressed in this IFC did not alter the fundamental requirements of the final regulation for the competitive bidding program published on April 10, 2007.

On July 2, 2010, CMS announced the single payment amount for each of the respective Round 1 rebid CBAs and product categories and began offering contracts to certain bidders in the CBAs. AMS was awarded and has accepted contracts for oxygen supplies and equipment.

CMS announced the participating providers in November 2010. The contracts became effective January 1, 2011 and have a term of three years. The average reduction from current Medicare payment rates in this round of competitive bidding across the CBAs was 32%. Suppliers that were not contracted by CMS may continue to provide certain capped rental and oxygen equipment for those beneficiaries that were patients at the time the program begins and are known as “grandfathered suppliers”. In the CBAs and product categories where AMS is not a contracted supplier, it intends to service its Medicare patients as grandfathered suppliers under applicable guidelines. Based upon CMS released information, it appears that approximately 70% of the existing number of providers across the Round 1 Rebid CBAs were not awarded competitive bidding contracts and are therefore not able to provide competitive bid products to new Medicare patients during the term of these contracts in the respective CBAs. Although AMS does not have specific market share data relative to the 70% of the existing number of providers not awarded competitive bidding contracts, AMS expects that contracted providers within these CBAs will experience significant volume increases once the competitive bidding contracts became effective on January 1, 2011. AMS believes that its market share gain in our CBA where it was awarded contracts will more than offset the reductions in reimbursement rates over time.

(2) Certain Clinical Conditions, Accreditation Requirements and Quality Standards. The MMA required establishment and implementation of new clinical conditions of coverage for HME products and quality standards for HME suppliers. Some clinical conditions have been implemented, such as the requirement for a face-to-face visit by treating physicians for beneficiaries seeking power mobility devices. CMS published its quality standards and criteria for accrediting organizations for HME suppliers in 2006 and revised some of these standards in October 2008. As an entity that bills Medicare and receives payment from the program, AMS is subject to these standards. AMS has revised its policies and procedures to ensure compliance in all material respects with the quality standards. These standards, which are applied by independent accreditation organizations, include business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The product specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment.

Currently, all of AMS’s operating locations are accredited by the Joint Commission (formerly referred to as the Joint Commission on Accreditation of Healthcare Organizations). The Joint Commission is a CMS recognized accrediting organization. Round 1 re-bid competitive bid suppliers were required to be accredited by September 30, 2009.

On January 2, 2009, CMS published its final rule on surety bond requirements for HME suppliers, effective March 3, 2009. For each National Provider Identifier (NPI) number subject to Medicare billing privileges, suppliers must obtain a surety bond in the amount of $50,000. There may be an upward adjustment for suppliers that have had adverse legal actions imposed on them in the past. HME suppliers already enrolled in Medicare were required to obtain a surety bond by October 2, 2009, and newly enrolled suppliers or those changing ownership were subject to the provisions of the new rule on May 4, 2009. AMS maintains surety bonds covering all of its NPI numbers.

(3) Reduction in Payments for HME and Inhalation Drugs. The MMA changes also included a reduction in reimbursement rates beginning in January 2005 for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program (FEHBP) as determined by the Office of the Inspector General of the Department of Health and Human Services (OIG). The FEHBP adjusted payments remained “frozen” through 2008. With limited exceptions, items that were not included in competitive biddings received a 5.0% update for 2009. As discussed above, for 2009, MIPPA included a 9.5% nationwide reduction in reimbursement for the product categories included in competitive bidding, as a budget neutrality offset for the eighteen month delay.

(4) Reductions in Payments for Oxygen and Oxygen Equipment. The DRA which was signed into law on February 8, 2006, made certain changes to the way Medicare Part B pays for certain of AMS’s HME products, including oxygen and oxygen equipment. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment would transfer to the beneficiary. For purposes of this cap, the DRA provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA permitted payments for servicing and maintenance of the products after ownership transfers to the beneficiary.

On November 1, 2006, CMS released a final rule to implement the DRA changes, which went into effect January 1, 2007. Under the rule, CMS clarified the DRA’s 36-month rental cap on oxygen equipment. CMS also revised categories and payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as described below. With the passage of MIPPA on July 15, 2008, transfer of title to oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. Effective January 1, 2009, after the 36th continuous month during which payment is made for the oxygen equipment, the equipment is to continue to be furnished during any period of medical need for the remainder of the reasonable useful lifetime of the equipment. The reasonable useful lifetime for stationary or portable oxygen equipment begins when the oxygen equipment is first delivered to the beneficiary and continues until the point at which the stationary or portable oxygen equipment has been used by the beneficiary on a continuous basis for five years (60 months) provided there are no breaks in service due to medical necessity. Computation of the reasonable useful lifetime is not based on the age of the equipment. During the capped rental period from months 37 through 60 of continuous use, payment is made only for oxygen contents and for certain reasonable and necessary maintenance and servicing (for parts and labor not covered by the supplier’s or manufacturer’s warranty) (discussed in more detail below).

In its November 1, 2006 final rule, CMS also acknowledged certain other payments after the 36-month rental cap, including payment for supplies such as tubing and masks. In addition, CMS detailed several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provided for a general maintenance and servicing payment for certain oxygen-generating equipment beginning six months after the 36-month rental cap. On October 30, 2008, CMS issued new oxygen payment rules and supplier responsibilities to address changes to the transfer of title under MIPPA. In the final rule, CMS determined that for liquid or gaseous oxygen (stationary or portable), after the 36-month rental cap, there will be no additional Medicare payment for the maintenance and servicing of such equipment for the remainder of the useful lifetime of the equipment. CMS also determined that for 2009 only, Medicare will pay for in-home, maintenance and servicing visits for oxygen concentrators and transfilling equipment every six months, beginning six months after the end of the 36-month rental cap. This payment will be made if the supplier visits the beneficiary’s home, performs any necessary maintenance and servicing, and inspects the equipment to ensure that it will function safely for the next six months. In its final CY 2010 rule, CMS stated that it will continue to pay for such in-home maintenance and servicing visits every six months until medical necessity ends or the beneficiary elects to obtain new equipment. Beginning July 1, 2010, the payment rate is capped at 10% of the cost of acquiring a stationary oxygen concentrator increased by the consumer price index, or $66 for calendar year 2010. On February 5, 2010, CMS issued program instructions on this new provision.

Finally, CMS clarified that though it retains title to the equipment, a supplier is required to continue to furnish needed oxygen equipment and contents for liquid or gaseous equipment after the 36-month rental cap until the end of the equipment’s reasonable useful lifetime. CMS determined the reasonable useful lifetime for oxygen equipment to be five years provided there are no breaks in service due to medical necessity, computed based on the date the equipment is delivered to the beneficiary. On January 27, 2009, CMS posted further instructions on the implementation of the 36-month rental cap, including guidance on payment for oxygen contents after month 36 and the replacement of oxygen equipment that has been in continuous use by the patient for the equipment’s reasonable useful lifetime (as defined above). In accordance with these instructions, and consistent with the final rule published on October 30, 2008, suppliers may bill for oxygen contents on a monthly basis after the 36-month rental cap, and the supplier can deliver up to a maximum of three months of oxygen contents at one time. Additionally, in accordance with these instructions, and consistent with the final rule published on October 30, 2008, AMS provides replacement equipment to our patients that exceed five years of continuous use.

The ongoing financial impact of the 36-month rental cap will depend upon a number of variables, including, (i) the number of Medicare oxygen patients reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its reasonable useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, (v) any breaks in continuous use due to medical necessity, and (vi) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. AMS cannot predict the impact that any future rulemaking by CMS will have on its business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on AMS’s financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

CMS also has authority to make other adjustments to reimbursement for HME. With the passage of the Balanced Budget Act of 1997, CMS may determine to increase or reduce the reimbursement for HME, including oxygen, by up to 15% each year under an inherent reasonableness procedure. The regulation implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and its Medicare contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what a realistic and equitable payment amount is. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. The implementation of the inherent reasonableness procedure itself does not trigger payment adjustments for any items or services and to date, no payment adjustments have occurred or been proposed under this inherent reasonableness procedure.

Claims Audits

Durable Medical Equipment Medicare Administrative Contractors (DME MACs) and Recovery Audit Contractors (RACs) are private organizations that contract to serve as the government’s agents for processing of claims and for conducting periodic pre-payment and post-payment reviews and other audits of claims for home medical equipment and inhalation drugs dispensed through a nebulizer under Part B of the Medicare program. Medicare agents are under increasing pressure to scrutinize health care claims more closely. In addition, the industry in which we operate is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming documentation and claims processing and other requirements for obtaining reimbursement from private and governmental third-party payors. Such protracted collection cycles can lead to delays in obtaining reimbursement. Furthermore, reviews and/or similar audits or investigations of our claims and related documentation could result in denials of claims for payment submitted by us. The government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.

The Anti-Kickback Statute

As a provider of services under Medicare, AMS is subject to Medicare fraud and abuse laws (sometimes referred to as the “Anti-Kickback statute”), which may be at the federal or state level. At the federal level, the Anti-Kickback statute prohibits any person from knowingly and willfully soliciting, receiving, offering or providing any remuneration, including a bribe, kickback or rebate, directly or indirectly, in return for or to induce the referral of patients, or the furnishing, recommending, or arranging for products or services covered by federal health care programs. Further, the PPACA, among other things, amends the intent requirement of the federal Anti-Kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of federal Anti-Kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Federal health care programs have been defined to include plans and programs that provide health benefits funded by the federal government, including Medicare, among others. Violations of the Anti-Kickback statute may result in civil and criminal penalties including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, and exclusion from participation in the federal health care programs. The OIG has published regulations that identify a limited number of specific business practices that fall within safe harbors which are deemed not to violate the Anti-Kickback statute. Although we attempt to structure our business relationships to meet safe harbor requirements, it is possible that not all of our business relationships comply with the elements of one or more safe harbors. Conformity with the safe harbors is not mandatory and failure to meet all of the requirements of an applicable safe harbor does not make conduct per se illegal. The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the federal Anti-Kickback statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. However, AMS has not sought such an opinion.

Physician Self-Referrals

Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as the “Stark Laws,” prohibit AMS, subject to certain exceptions, from submitting claims to Medicare for “designated health services” if it has a financial relationship with the physician making the referral for such services or with a member of such physician’s immediate family. The term “designated health services” includes several services commonly performed or supplied by AMS, including durable medical equipment. In addition, “financial relationship” is broadly defined to include any ownership or investment interest or compensation arrangement involving remuneration between us and the physician at issue. Violations of the Stark Laws may result in loss of Medicare reimbursement, civil penalties and exclusion from participation in the Medicare program. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be subject to penalties as well.

False Claims

AMS is subject to state and federal laws that govern the submission of claims for reimbursement. The federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in treble damages, civil monetary penalties for each false claim submitted and exclusion from the Medicare program. In addition, AMS could be subject to criminal penalties under a variety of federal statutes to the extent that it knowingly violates legal requirements under federal health programs or otherwise presents false or fraudulent claims or documentation to the government.

Compliance Program

AMS has several voluntary programs to monitor compliance with federal and state laws and regulations applicable to health care entities which are designed to minimize the likelihood that it would engage in conduct or enter into contracts in violation of the fraud and abuse laws. While AMS believes that its compliance program meets the relevant guidance provided by the OIG, AMS cannot provide any assurance that current or future administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on its business.

Management.

Luis E. Mejer, Jr. —President.

Luis Mejer, Jr. currently serves as President of AMS.  Mr. Mejer co-founded AMS in 1993 and has grown it into one of the most prominent and successful durable medical equipment and respiratory services companies in South Florida.  Mr. Mejer graduated from Florida State University in 1988 with a B.A. in Economics and a minor in Business Administration. Upon graduation, Mr. Mejer accepted a position in Hawaii to run the Industrial Products Division for the Goodyear Tire & Rubber Co., where he was in charge of sales and distribution of industrial products for all the Hawaiian Islands. After three successful years in Hawaii, Mr. Mejer relocated to Miami where he accepted a position with Lederle Laboratories, a division of American Cyanamid, a major pharmaceutical company. At Lederle Laboratories, he was in charge of sales and marketing for Suprax™, an antibiotic, as well as other prescription products. During his time with Lederle Laboratories, Mr. Mejer established strong relationships with physicians and hospitals.

Mr. Mejer also co-founded Atlantic Pharmacy Services in 2005, a leading distributor of respiratory medications in the South Florida market. He was in charge of sales and marketing for Atlantic Pharmacy Services until the sale of the pharmacy in 2008.

Wil Martinez –Chief Operating Officer.

Wil Martinez has over 20 years of healthcare based sales and management experience. Mr. Martinez worked at Merck & Co. for six years as a regional sales manager in the promotion of pharmaceutical products in the hospital and military accounts division. In 1993, Mr. Martinez co-founded AMS and has served as AMS’s Chief Operating Officer since its founding and oversees all operational requirements.  During that same period Mr. Martinez co-founded Expert Diagnostic Services, a mobile diagnostic company that specialized in MRIs and mobile diagnostic imaging services where he served as President and Director of Sales and Marketing for this company.

In 2005, Mr. Martinez co-founded Atlantic Pharmacy Services, a leading distributor of respiratory medications in the South Florida area. Serving as Chief Executive Officer, he created unique compliance programs and policies that increased efficiency and improved patient care.  This entity was sold in 2008.   Mr. Martinez is a graduate of Florida State University in Economics and Business Administration and attended the University of Miami’s MBA program in Marketing.

ITEM 1A.	RISK FACTORS

Risks Related To Our Operations

We may not be profitable in the future.

While the entity from which we purchased the assets for our Accessible Home Health Care operations was profitable in the past, we recorded a loss for the year ended December 31, 2010, we may not be profitable in the future as we operate these assets and other assets or entities that we might purchase.  We acquired the assets of Accessible Home Health Care in July 2010 and believe that our continued operation of those assets will allow us to be profitable.  However, there is no guarantee that we will be profitable, either on a quarterly or yearly basis as we move forward with these operating assets as well as any other business combinations we might undertake.

We may need to raise additional capital, which we may be unable to obtain, to fund our expansion.

Even if we are successful in raising capital from the sale of our securities, we may need additional capital to fund our growth and implement our business plan. Additional capital may not be available on acceptable terms, or at all, and the failure to obtain any such required capital would have a material adverse effect on the short term growth and implementation of our business plan. The issuance of additional equity capital, if needed, would result in dilution of the then current stockholder voting and ownership interests.

Valiant has a very limited operating history and only recently acquired assets that are operating assets and will produce revenues.

We have a limited operating history.  In addition, it was only on July 2010 that we consummated a transaction by which we acquired operating assets that will produce material ongoing revenues, although the entity from which we purchased these assets has been operating this business since 2005.  Prior to this acquisition, we had only limited assets, operations and financial resources and had sustained losses from our efforts.

Operating results are affected by general economic conditions and are subject to quarterly and seasonal fluctuations.

Valiant may experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside of our control. Factors that may adversely affect our quarterly operating results include, without limitation, (1) our ability to retain existing franchisees, attract new franchisees at a steady rate and maintain franchisee satisfaction, (2) the announcement or introduction of new services and products by either us or our competitors, (3) price competition in the industry, (4) the level of use of home health care services, (5) our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner, (6) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, (7) governmental regulation, and (8) general economic conditions and economic conditions specific to the home health care market.

We may not be able to identify or consummate the acquisitions we consider part of our current business plan, which could slow or restrict our growth strategy.

In the future, we intend to seek acquisition candidates in selected markets and from time to time will engage in exploratory discussions with suitable candidates.  There can be no assurance, however, that we will be able to identify and acquire targeted businesses or obtain financing for such acquisitions on satisfactory terms. This is particularly the case with the purchase of the remaining 51% of the outstanding stock of Atlantic Medical Supply.  The process of integrating acquired businesses into our operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. In connection with future acquisitions, we may incur significant charges to earnings as a result of, among other things, the write-off of purchased assets or for other reasons. Future acquisitions may be financed through the issuance of our common stock, which may dilute the ownership of current shareholders, or through the incurrence of preferred stock or additional indebtedness.  Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions unattainable.

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

Our business is subject to extensive government regulation and supervision and our inability to comply with existing or future laws, regulations or standards could have a material adverse effect on our operations, financial condition, business or prospects.

Many aspects of our business are presently subject to extensive and frequently changing federal, state and local governmental regulations, including a requirement typically that our franchisees be licensed in order to operate.  See “Business—Governmental Regulation.”  The failure to obtain licenses could prevent our franchisees from fully operating their businesses and could subject us and/or our franchisees to civil and/or criminal penalties.  Obtaining the necessary licenses for our franchisees typically takes a significant amount of time and resources, with no guarantee that such license can be obtained in the end.

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

In addition, we are subject to various federal and state laws pertaining to  health care fraud and abuse.  Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare.  Because of the far-reaching nature of these laws, we may be required to alter or discontinue one or more of our practices to be in compliance with these laws.  Health care fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated.  Any violation of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our business financial condition and results of operations.  If there is a change in law, regulation or administrative or judicial interpretations, we may have to change or discontinue our business practices or existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.  In addition, we could become subject to false claims litigation under federal statutes, which can lead to treble damages based on the reimbursements by federal health care programs, civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare and other federal and state health care programs.  These false claim statutes include the False Claims Act, which allows any person to bring suit on behalf of the federal government alleging the submission of false or fraudulent claims, or causing to present such false or fraudulent claims, under federal programs or contract claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement.  These suits have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claim action, pay fines or restitution, or be excluded from Medicare or other federal and state health care programs as a result of an investigation arising out of such action.  We cannot assure you that we will not become subject to such litigation or, if we are not successful in defending against such actions, that such actions will not have a material adverse effect on our business, financial condition and results of operations.

Similarly, depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes could have a material adverse effect on our business, financial condition and results of operations.

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

Our existing shareholders are able to control shareholder actions.

As of the date of this report, our present directors, executive officers and current holders of more than 5% of the common stock will beneficially own enough shares to control the outcome of any shareholder vote if they vote as a group.  Specifically, these persons or entities own approximately 81% of our outstanding Class A common stock.  They could use this power to delay or prevent a change in control, even if a majority of the other stockholders desired such a change.  For more information, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Because our common stock is very thinly traded, our stock price will likely be extremely volatile and could decline significantly.

Our common stock has historically been sporadically or “thinly-traded” on the OTC Markets, meaning that the number of persons interested in purchasing our common stocks at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a relatively unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there had been periods of several days or more when trading activity in our shares was minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock may be volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price. The price at which an investor might purchase our common stock may not be indicative of the price that will prevail in the trading market after the purchase. Holders may be unable to sell their common stock at or above your purchase price if at all, which may result in substantial losses.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stocks is sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this report. Many of these factors are beyond our control and may decrease the market price of our common stock regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Shareholders should be aware that the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Furthermore, following periods of volatility in the market price of a company’s securities, securities class action claims frequently are brought against the subject company. To the extent that the market price of our shares falls dramatically in any period of time, shareholders may bring claims, with or without merit, against us. Such litigation would be expensive to defend and would divert management’s attention and resources regardless of outcome.

Our shares of common stock are currently subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Because we currently have net tangible assets of $5,000,000 or less and our shares of common stock have a market price per share of less than $5.00, transactions in our common stock are subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our securities become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

We have adopted certain anti-takeover provisions that may deter a takeover.

Our articles of incorporation and bylaws contain the following provisions that may deter a takeover, including a takeover on terms that many of our shareholders might consider favorable, such as:

• the authority of our board of directors to issue common stock and preferred stock and to determine the price, rights (including voting rights), preferences, privileges and restrictions of each series of preferred stock, without any vote or action by our shareholders; and

• the existence of large amounts of authorized but unissued common stock and preferred stock;

           The rights and preferences of any series of preferred stock could include a preference over the common stock on the distribution of our assets upon liquidation or sale, preferential dividends, redemption rights, the right to elect one or more directors and other voting rights. The rights of the holders of any series of preferred stock that may be issued in the future may adversely affect the rights of the holders of the common stock. We have no current plans to issue preferred stock. In addition, certain provisions of Florida law may also discourage, delay or prevent a change in control or unsolicited acquisition proposals.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

See the information provided in Item 1 above entitled “Business – Properties” for information with respect to the Company’s properties.

ITEM 3	LEGAL PROCEEDINGS

Except as disclosed below, we are not currently involved in any material legal proceedings.

(1) Coneca Properties, Ltd. v. Glotecx, Inc., Accessible Healthcare Services, Inc., Valiant ACMS, Inc., Valiant Healthcare, Inc., Willing Holding, Inc. and Aarif Dahod.

This matter was filed in the Circuit Court of the 17th Judicial Circuit of Broward County, Florida on October 14, 2010.    The case involves a suit filed by our predecessor’s landlord at 210 N. University Drive, Suite 806, Coral Springs, Florida.  Allegations include breach of lease agreement, breach of guaranty, unjust enrichment and payments due as a holdover tenant.  Plaintiff seeks damages equal to 200% of the base rent and operating expense contribution due under the alleged lease, less amounts paid by tenants from October 1, 2007 until August 27, 2010, plus statutory interest and attorneys’ fees and costs.

On November 19, 2010, defendants filed a Motion to Dismiss Complaint.  The basis for this motion generally arises from defendants belief that the alleged lease expired on October 31, 2007.  Because no lease existed , no breach of lease agreement may be maintained against the defendants.  In addition, among other things, the motion provides that certain of the parties were not  proper party defendants to the action, particularly, Valiant Health Care, Inc. was not a party to the expired lease, nor was it an obligor under the lease.

The matter awaits the court’s ruling on the motion to dismiss.

(2) Masterfile Corporation v. Accessible Healthcare Services, Inc. and Valiant Health Care, Inc.

Filed around December 23, 2010 in the U.S. District Court for the Northern District of Georgia, Atlanta Division, this case generally involves alleged copyright infringement by defendants of intellectual property owned by plaintiff.  Plaintiff seeks  injunctive relief and damages, including reasonable costs and attorneys’ fees.  Defendants have filed a motion to dismiss this action based on lack of personal jurisdiction and improper venue.  A decision of the motion to dismiss is pending.

ITEM 4.	Removed and Reserved

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on any exchange on the OTC Markets under the symbol “VHCI.”
At  March 31, 2011, there were 220 record holders of our common stock.

We have never paid or declared any cash dividends on our common stock and we do not intend to pay dividends on our common stock in the near future. We presently expect to retain any future earnings to fund continuing development and growth of our business.  Any payment of dividends on our common stock in the future is subject to the discretion of our board of directors and will depend on our earnings, financial condition, capital requirements and other relevant factors.

As of the date of this report, we have no existing equity compensation plans, although we may consider adopting a plan or plans during 2011.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Company’s financial condition as of December 31, 2010, and the Company’s results of operations for the years ended December 31, 2009 and 2010, should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risk and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. The financial information listed below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the consolidated financial statements, the notes thereto and the other financial data included elsewhere in this Annual Report.

Overview

We were organized in 2005. The Company previously operated as a telemarketing and Internet marketing managing  call center to acquire potential clients, as well as a mortgage broker.

The Company currently operates under the “Accessible Home Health Care” name and trademarks and is in the business of operating and selling franchises.

On November 12, 2010, Valiant acquired for accounting purposes Atlantic Medical Supply, Inc., a durable medical equipment business.

Our current cash funds from operations may not be adequate to fund our growth strategy or any acquisition. It is likely that we will seek financing through a combination of debt and/or equity depending on the size and the terms of the acquisition. As a result of the recent lack of liquidity in the credit markets, however, it is unclear whether we will be able to borrow significant amounts of funds in order to acquire companies. We will therefore need to utilize equity through either the sale of our common stock publicly or privately or through the use of our common stock as consideration in the acquisition of a company. However, we may not be able to target or acquire strategic acquisitions on terms beneficial to us or our internal growth may not develop as expected.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009.

General.   The results of operations and other financial information included in this section for 2010 disclosed below includes a portion of the operations of Atlantic Medical from November 12, 2010 through December 31, 2010, even though we have not yet completed this acquisition.  Our results would have been materially different if the Atlantic Medical results were not included, particularly, we would have incurred a greater net loss for the year ended December 31, 2010.  There is no assurance that we will be able to consummate the second and final part of the Atlantic Medical transaction.

Revenues.  Our franchise revenues consist of initial franchise fees, continuing services fees and royalties from our franchisees.  Franchise revenues for the year ended December 31, 2010 were approximately $1.4 million compared to approximately $1.5 million during the year ended December 31, 2009, a decrease of 8.5%.  The decrease is primarily from our having sold fewer franchise units in 2010 than in 2009, providing lower franchise sales revenues, partially as a result of the down turn in the economy and by our increased attention to our “management care” program that utilized staffing resources that might have otherwise gone toward selling new franchises.  This decrease was offset somewhat by an increase in royalty and other franchise service revenues as our franchisee’s businesses grow and mature.  As a result of approximately $331,000 of revenues from the sale of medical equipment by Atlantic Medical for the year ended December 31, 2010 that is required to be included in our statements as a result of the first part of that transaction, our total revenues for the year ended December 31, 2010 were approximately $1.7 million compared to approximately $1.5 million for the year ended December 31, 2009, when no sales of medical equipment are included.

General and Administrative Expenses.  General and administrative expenses primarily consists of salaries, wages and benefits for our employees, as well as office overhead and professional fees.  General and administrative expenses for the year ended December 31, 2010 were approximately $1.4 million compared to approximately $1.1 million during the year ended December 31, 2009, an increase of 30%.  The increase is primarily the result of higher salaries, wages and benefits from an increased staffing level   and general licensing fees as more franchises are added.  The increase also includes approximately $112,000 of general and administrative expenses from Atlantic Medical for the year ended December 31, 2010 and none for the year ended December 31, 2009.

Sales and Marketing Expenses.  Sales and marketing expenses primarily consist of advertising costs associated with publicizing our franchise offering.  Sales and marketing expenses for the year ended December 31, 2010 were approximately $57,000 compared to approximately $112,000 during the year ended December 31, 2009, a decrease of 49%.  The decrease is primarily the result of less print advertising and the reduced use of sales brokers in favor of an increased in-house internet marketing effort, but partially offset by approximately $48,000 of sales and marketing expenses attributable to Atlantic Medical.

Bad Debt Expense.  Bad debt expense consists of accounts deemed uncollectible as of December 31, 2010.  Bad debt expense for the year ended December 31, 2010 was approximately $264,000 compared to approximately $10,000 for the year ended December 31, 2009.  This increase was primarily from a franchise account balance that after review was considered to be uncollectible and the portion of Atlantic Medical’s account receivable balance that would be uncollectible.

Other Expenses.  Other expenses primarily consist of interest expense on our limited indebtedness and the cost of the Merger as mentioned earlier.  Total other expenses for the year ended December 31, 2010 were approximately $105,000 compared to approximately $4,000 during the year ended December 31, 2009.  The increase is primarily the result of costs related to the Merger.

Income Tax Provision.  Our effective tax rates for the years ended December 31, 2010 and 2009 was 22.3% and 38.3%, respectively.

Net Income (Loss).  Our net loss for the year ended December 31, 2010 was approximately $195,000 as compared to a net income of approximately $101,000 for the year ended December 31, 2009.  The decrease is primarily the result of our having costs related to the Merger included for the year ended December 31, 2010 as well as having sold fewer franchise units during 2010 than during 2009, partially as a result of the down turn in the economy and by our increased attention to our “management care” program that utilized staffing resources that might have otherwise gone toward selling new franchises.  The net loss for the year ended 2010 was also partially offset by operating income of approximately $136,000 that was recorded by us that was attributable to Atlantic Medical operations for the period subsequent to our acquisition.  Without the Atlantic Medical portion, our net loss for the year ended December 31, 2010 would have been approximately $(274,000).

Cash Flows

Year Ended December 31, 2010 as Compared with the Year Ended December 31, 2009

Operating Activities. Net cash flow provided by operating activities was approximately $52,000 during the year ended December 31, 2010 as compared to net cash flow provided by operating activities of approximately $35,000 for the year ended December 31, 2009.  The difference was a result of recording the cash portion of the purchase price for the Merger as a liability even though the cash has not yet been paid as of the date of this report, an increase of having costs related to the Merger included for the 2010 results and an increase in salaries, wages and benefits.

Financing Activities.  Net cash used by financing activities during the year ended December 31, 2010 was approximately $54,000 primarily due to the pay down of lease and notes payable obligations.  Net cash provided during the year ended December 31, 2009 was approximately $34,000 due to funds received from an investor, offset somewhat by payments on a lease and notes payable obligations.

Investing Activities. Net cash used by investing activities totaled approximately $9,000 for the year ended December 31, 2010 and $13,000 for the year ended December 31, 2009 due to the cost of leasehold improvements.

Liquidity and Capital Resources

Our cash requirements during the year ended December 31, 2010, were financed primarily from operating cash flow from operations.   As of December 31, 2010, we had cash and cash equivalents of approximately $70,000.  We believe that our existing available cash and cash equivalents and future cash collections from accounts receivable and operating cash flow will be sufficient to satisfy our operating cash needs for the next 12 months at our current level of business. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. In addition, if our working capital or other capital requirements are greater than currently anticipated, we could be required to seek additional funds through sales of equity, debt or convertible securities, or through credit facilities. Failure to secure such financing or to raise additional capital or borrow additional funds and/or expand our operations may result in our not being able to progress with our growth strategy which includes the acquisition of complementary health care product and service providers, as well as existing Medicare-certified home health care providers.

Our growth plans may require us to attempt one or more of the following:

•	secure additional equity financing;

•	secure short and long-term debt financing;

•	pursue the purchase of certain revenue generating assets or businesses; and

•	reduce our current expenditures.

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

Critical Accounting Policies

A summary of the significant accounting practices that relate to us are described in Note 1 to the Notes to our consolidated financial statements.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivative financial instruments in its operations or investments.  The Company is not exposed to market risk from changes in interest rates since we currently do not have any outstanding variable rate debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company as of December 31, 2010 and for the two years in the period ending December 31, 2010, together with the report of Daszkal Bolton LLP, dated April 21, 2011, appear on pages F-1 to F-16 herein.

Valiant Health Care, Inc.

Consolidated Financial Statements

Years Ended
December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Valiant Health Care, Inc.
Coral Springs, Florida

We have audited the accompanying consolidated balance sheets of Valiant Health Care, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2010.  Valiant Health Care, Inc., management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valiant Health Care, Inc., as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/Daszkal Bolton LLP
Boca Raton, Florida
April 21, 2011

2401 NW Boca Raton Boulevard  ♦ Boca Raton, FL 33431-6632 ♦ t: 561.367.1040 ♦  f: 561.750.3236
4455 Military Trail, Suite 201  ♦  Jupiter, FL 33458-4843  ♦  t: 561.622.8920  ♦  f: 561.624.1151
490 Sawgrass Corporate Parkway, Suite 200  ♦ Sunrise, FL 33325-6254  ♦ t: 954.974.3544  ♦ f: 954.974.3680
PCAOB Registered         www.daszkalbolton.com                    Affiliated Offices Worldwide

VALIANT HEALTH CARE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current Asset:
Cash and Cash Equivalents	$69,583	$81,171
Accounts Receivable, net	355,009	221,803
Inventory	104,726	-
Prepaid Expenses	13,411	5,821
Other Receivables	140,690	106,142
Notes Receivables - deferred revenue	64,050	187,300
Notes Receivables	-	77,349
Total Current Assets	747,469	679,586

Property & Equipment, net	275,663	89,878

Other Assets:
Deferred Costs	59,517	-
Security Deposits	15,000	13,800
Deferred Tax Asset	127,795	-
Goodwill	1,030,993	-
Long term receivable	79,606	81,544
Intangible, net	666,504
Notes receivable, net of current portion	-	-
Notes receivable - deferred revenue	-	82,050
Total Other Assets	1,979,415	177,394

Total Assets	$3,002,547	$946,858

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$174,708	$39,543
Accrued expenses	207,524	87,036
Capital lease, current maturities	381,178	8,599
Notes payable, current maturities	1,589,338	8,871
Deposit on Prospective units	20,000	-
Deferred Revenue	64,050	187,300
Promissory notes	-	50,000
Income taxes payable	130,632	62,506
Total Current Liabilities	2,567,431	443,855

Long-Term Liabilities:
Capital lease, net of current portion	63,341	5,439
Notes Payable, net of current maturities	33,202	42,672
Deferred Revenue	-	82,050
Total Long-Term Liabilities	96,543	130,161
Total Liabilities	2,663,974	574,016

Commitments and Contingencies	-	-

Stockholder's Equity:
Preferred stock Class A, $.001 par value; 250,000 share authorized 0 shares issued and outstanding	-	-
Preferred stock, $.001 par value; 9,750,000 share authorized 0 shares issued and outstanding	-	-
Common Stock Class A, $.0001 par value, 150,000,000 shares authorized; 29,902,344 shares issued and outstanding	2,990	2,523
Common Stock Class B, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Additional Paid in Capital	250,987	90,543
Retained Earnings	84,596	279,776
Total Stockholder's Equity	338,573	372,842

Total Liabilities and Stockholder's Equity	$3,002,547	$946,858

See accompanying notes to the consolidated financial statements.

VALIANT HEALTH CARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Revenues:
Franchise sales	$624,961	$895,200
Franchise Support Services	750,792	608,864
Medical Equipment Sales	330,636	-
Other	5,753	1,001
Total Revenues	1,712,142	1,505,065

Expenses:
Cost of Goods Sold-Medical Equipment	14,129	-
Sales and marketing	56,914	111,942
Stock-based compensation	-	78,620
General and administrative	1,449,211	1,112,550
Bad Debt Expense	264,205	9,631
Depreciation and amortization	52,484	17,814
Total expenses	1,836,943	1,330,557

Operating (loss) income	(124,801)	174,508

Other expenses:
Interest expense (income)	21,912	7,139
Other expenses	104,557	4,059
Total other expenses	126,469	11,198

(Loss) income before income tax provision	(251,270)	163,310

Income tax provision	56,090	(62,506)

Net (loss) income	$(195,180)	$100,804

Per Common Share:
Net (loss) income basic and diluted	(0.01)	0.01

Weighted Average Shares of Common Stock	27,736,869	11,228,860

See accompanying notes to the consolidated financial statements.

VALIANT HEALTH CARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUTIY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Class A		Additional
	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Total

Balance, December 31, 2008	-	$-	1,850,911	$185	$13,761	$178,972	$192,918

Stock issued in recapitalization	-	-	22,519,418	2,252	(2,252)	-	-

Shares issued to employees	-	-	855,532	86	3,034	-	3,120

Warrants and options issued to employees	-	-	-	-	76,000	-	76,000

Net income	-	-	-	-	-	100,804	100,804

Balance, December 31, 2009	-	$-	25,225,861	$2,523	$90,543	$279,776	$372,842

Debt conversion to shares	-	-	24,140	2	55,694	-	55,696

Debt conversion to shares	-	-	3,152,343	315	(120,200)	-	(119,885)

Purchase of AMS	-	-	1,500,000	150	224,950	-	225,100

Net loss	-	-	-	-	-	(195,180)	(195,180)

Balance, December 31, 2010	-	$-	29,902,344	$2,990	$250,987	$84,596	$338,573

See accompanying notes to the consolidated financial statements.

VALIANT HEALTH CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Cash Flows from Operating Activities:
Net (Loss) Income	(195,180)	100,804
Adjustments to reconcile net(loss) income to net cash provided by operating activities
Depreciation expense	52,484	17,814
Depreciation included in costs of goods sold	26,760
Income Taxes	-	-
Share-based compensation	-	79,120
Recapitalization related to reverse merger	(119,885)	-
Noncash interest on conversion of debt to equity	5,695	-
Senior Secured Note related to reverse merger	79,806	-
Issuance of 1,500,000 common shares, as part of Atlantic Medical purchase	225,100	-
Cash acquired in acquition	22,666	-
(Increase) decrease in:
Accounts Receivables, net	(133,206)	(61,590)
Inventory	(104,726)	-
Prepaid expenses	(7,590)	(2,226)
Other receivables	(34,548)	(106,142)
Deferred costs	(59,416)	-
Notes receivables	79,287	(81,544)
Notes receivable - deferred revenue	205,300	(269,350)
Deferred Tax Asset	(127,795)
Security deposits	(1,200)	(300)
Increase (Decrease) in:
Accounts payable	135,168	25,666
Accrued expenses	120,486	40,974
Deferred revenue	(205,300)	269,350
Deposit on prospective units	20,000	(40,000)
Income taxes payable	68,126	62,506
Net Cash Flows provided in Operating Activities	52,032	35,082

Cash Flows from Investing Activities
Purchase of property and equipment	(9,375)	(12,944)
Net Cash Flows used in Investing Activities	(9,375)	(12,944)

Cash Flows from Financing Activities
Payment under lease obligation	(54,374)	(7,761)
Notes receivable, payments	9,000	10,797
Notes receivable, borrowings	-	(15,617)
Note payable, payments	(8,871)	(3,528)
Proceeds from issuance of promissory notes	-	50,000
Net Cash Flows used by Financing Activities	(54,246)	33,891

Net decrease in cash	(11,589)	56,029
Cash, beginning of year	81,171	25,142
Cash, end of year	69,583	81,171

Supplemental cash flow information
Cash paid for interest	11,744	3,367
Notes payable, vehicle purchased	-	55,073
Conversion of promissory note to common stock	50,000	-
Additions to capital leases	48,875	-

See accompanying notes to the consolidated financial statements.

Valiant Health Care, Inc.
Notes to the Consolidated Financial Statements

Note 1 – Organization and Significant Accounting Policies

Nature of the Business
Valiant Health Care, Inc., (“Valiant” or “the Company”), formerly Willing Holding, Inc., was incorporated in the state of Florida in November of 2005. The Company previously operated as a telemarketing and Internet marketing managing call center to acquire potential clients, as well as a mortgage broker.

The Company currently operates under the “Accessible Home Health Care” name and trademark, and is in the business of operating and selling franchises.

On November 12, 2010, Valiant acquired Atlantic Medical Supply, Inc. (“AMS”), a durable medical equipment business.

Reverse Merger
Pursuant to an Asset Purchase Agreement (‘‘Purchase Agreement’’), by Valiant and Valiant ACMS, Inc. (formerly known as Valiant Healthcare, Inc.), Valiant purchased all of the assets of Valiant ACMS, Inc., with Valiant ACMS, Inc. receiving control over Valiant upon receipt of a majority of the common stock of Valiant.  This transaction is referred to throughout this report as the “‘Merger”, which was effective as of July 16, 2010.

For accounting purposes, the Merger has been accounted for as a reverse acquisition tantamount to an equity recapitalization.  As a result, the Merger was considered to be a capital transaction and for accounting purposes, with Valiant issuing stock, followed by a recapitalization. The net monetary assets of the Company were recorded at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of Valiant ACMS, Inc. was carried forward after the Merger. Operations prior to the Merger are those of Valiant ACMS, Inc.

All share and per share amounts have been restated to reflect the recapitalization.

After the closing, the Company changed its legal name to “Valiant Health Care, Inc.”

Immediately after the consummation of the Merger, the Company sold all of the issued and outstanding shares it owned in its mortgage broker subsidiary for $100.

Liquidity and Capital Resources
The Company’s cash requirements for the year ended December 31, 2010 were financed primarily from operating cash flows.  At December 31, 2010, the Company had cash and cash equivalents of $69,583.  Management believes that the existing available cash and cash equivalents and future cash collections from accounts receivable and operating cash flows will be sufficient to satisfy the Company’s operating cash needs for the next 12 months. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company. In addition, if existing working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities, or through credit facilities. Failure to secure such financing or to raise additional capital or borrow additional funds  may result in the inability of the Company to progress with its growth strategy which includes the acquisition of complementary health care product and service providers, as well as existing Medicare-certified home health care providers.

Valiant Health Care, Inc.
Notes to the Consolidated Financial Statements

Note 1 – Organization and Significant Accounting Policies, continued

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation
The accompanying consolidated financial statements include the accounts of the Company and AMS.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At December 31, 2010 and 2009, there were no cash equivalents.

Accounts Receivable
Accounts receivable are due from franchisees for royalties and support services as of December 31, 2009 and 2008.  As of December 31, 2010, accounts receivable also includes amounts due from medical equipment sales. Accounts receivable from franchisees are collateralized by the franchise unit.  Management individually reviews all accounts receivable balances and estimates the portion, if any, of the balance that will not be collected.   The allowance for doubtful accounts was $162,695 and $9,631, at December 31, 2010 and 2009, respectively.

Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the following estimated useful lives of the assets.  Amortization expense is included with depreciation expense.

Goodwill and Intangible impairment evaluation
Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill will be assessed at least annually for impairment and any such impairment is to be recognized in the period identified.

Shipping and Handling Costs
Amounts billed to third-party customers for shipping and handling is included as a component of revenue.  Shipping and handling costs incurred are included in cost of goods sold and totaled $24,299 and $13,193 for the years ended December 31, 2010 and 2009, respectively.

Valiant Health Care, Inc.
Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, Continued

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

Advertising
The Company’s policy is to report advertising costs as expensed in the periods in which the costs are incurred.  The total amounts charged to advertising expenses were approximately $3,283 and $27,980 for the years ended December 31, 2010 and 2009, respectively.

Date of Management Review
The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.  The accompanying financial statements consider events through April 27, 2011 the date at which, the financial statements were available to be issued.

Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations”. The objective of this ASU is to address diversity in practice about the presentation of pro forma revenue and earnings disclosure requirements for business combinations, and specifies that a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU is effective prospectively for business combinations on or after January 1, 2011. As this ASU is limited to supplemental disclosures, its adoption will not have an impact on the Company’s financial condition or results of operations.

In December, 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2010. The adoption of this ASU may require the Company to report goodwill impairment charges sooner than under current practice.

Valiant Health Care, Inc.
Notes to the Consolidated Financial Statements

Note 3 – Business Combination

On November 12, 2010, the Company entered into a Stock Purchase Agreement (“SPA”) to purchase AMS.  In connection with the terms of the SPA, the Company issued 1,500,000 shares of Class A common stock to purchase 49% of the outstanding AMS common stock.  The Company has the obligation to acquire the remaining 51% within 180 days (May 11, 2011) for $1,500,000 in cash and options to purchase 250,000 shares of Class A common stock at a strike price $0.52 per share.  In the event the Company does not consummate the purchase of the remaining 51% interest, the Company is required to return the 49% interest previously acquired and pay a $30,000 breakage fee, and will receive 92.5% of the previously issued Class A common stock.

As described in the preceding paragraph, the Company paid 1,500,000 in Class A common stock and is obligated to pay $1,500,000 in cash and to issue options to purchase 250,000 shares of Class A common stock, for a total purchase price of approximately $1,725,100.  The acquisition is being accounted for under the purchase method of accounting and AMS is included in the Company’s consolidated financial statements from the November 12, 2010 acquisition date.

Following is a summary of the estimates of the fair value of the acquired assets and assumed liabilities at the acquisition date:

Net assets acquired and liabilities assumed:

Cash	$12,644
Inventories	90,667
Other current assets	115,650
Property and equipment	186,658
Goodwill	1,030,993
Intangible assets	693,607
Deferred costs	48,962
Capital leases	(454,081)
$1,725,100

Pro Forma Results
The following table presents the estimated unaudited pro forma consolidated results as if the business combination occurred as of January 1, 2010. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2010:

Net sales	$3,676,228
Income from operations	$252,994
Net income	$152,843

Valiant Health Care, Inc.
Notes to the Consolidated Financial Statements

Note 4 – Fair Value Disclosure

The carrying value of cash and cash equivalents, accounts receivable, prepaid expense, notes receivable, accounts payable, accrued expenses, notes payable and capital leases approximate their fair value because of their short maturities.

Inventories are carried at the lower of cost or market using first in first out.  The Company recognizes the expense as cost of goods sold when the inventory items are sold.

Note 5 – property and equipment

Property and equipment consisted of the following at December 31, 2010 and 2009.

	Estimated Useful Lives (in Years)	2010	2009

Furniture and fixtures	3-10	$62,222	$42,079
Computer and equipment	3-10	72,532	28,424
Leasehold improvements	3-5	11,170	-
Medical equipment	3-5	586,898	-
Vehicles	3-5	146,979	65,073
		879,801	135,576
Less: accumulated depreciation		(604,139)	(45,698)
Property and equipment, net		$275,662	$89,878

Certain non-cancelable leases are classified as capital leases, and the leased assets are included in furniture, fixture and equipment.  Any obligation under a capital lease is capitalized at a fixed rate of interest and is collateralized by the corresponding equipment.

Amortization expense is included within depreciation expense for the years ended December 31, 2010 and 2009.  Depreciation expense related to furniture, fixture and equipment totaled $52,484 and $17,814 for the years ended December 31, 2010 and 2009, respectively.

Note 6 – deferred costs

Deferred costs consist of expenses related to existing patient contracts billing that continue into the next fiscal year.  Therefore, that portion of the related expenses are deferred.  Deferred costs for December 31, 2010 and 2009 are $59,576 and $0, respectively.

Note 7 – Long Term Receivables

Long term receivables consist of certain non-performing receivables in the aggregate amount of approximately $79,606 from three (3) franchisees.  The Company is working with these franchisees to remarket to new franchisees and recover the outstanding receivable balances.  Although management believes these accounts will ultimately be recoverable, the Company has established a full valuation reserve.

Valiant Health Care, Inc.
Notes to the Consolidated Financial Statements

Note 8 – Notes Payable

As part of the SPA, the Company is obligated to purchase the remaining 51% interest in AMS for $1,500,000 cash and options to purchase 250,000 shares of Class A common stock.  This amount is included in notes payable current maturities on the balance sheet.

The Company has a note payable to an institution that bears interest at 6.9% per annum and is collateralized by the company vehicle.  Payments are due monthly and the note matures in February 2015.

In connection with the Purchase Agreement, the Company has issued promissory notes in the aggregate principal amount of $85,000.  The notes bore interest at 10% per year and matured in October 2010. The balance as of December 31, 2010 is $79,868 and the Company is currently disputing the amount owed.

Future maturities of long-term debt are as follows:

For the Years Ended December 31,

2011	$1,589,338
2012	10,112
2013	10,832
2014	11,604
2015	654
1,622,540
Less: long-term portion of debt	(33,202)
Net current portion	$1,589,338

Note 9 – Commitments

The Company has various leases payable secured by the medical equipment purchases and a lease payable for furniture and equipment to institutions that bear interests from 0.0% to 48.4% per annum and are collateralized by the equipment.  Payments are due monthly and the leases mature at various dates through August 2013.

Valiant Health Care, Inc.
Notes to the Consolidated Financial Statements

Note 9 – Commitments, continued

The future minimum lease payments required under the office facility operating lease, the furniture, fixtures and equipment capital leases and the present value of the net minimum lease payments as of December 31, 2010, are as follows:

	Capital	Operating
For the Years Ended December 31,	Leases	Leases

2011	$420,955	$202,117
2012	49,072	129,676
2013	17,148	132,326
2014	-	135,065
2015	-	137,898
Total minimum lease payments	487,175	$737,082
Less: amount representing interest	(42,656)
Present value of net minimum lease payments	444,519
Less: current maturities of capital lease obligations	(381,178)
Long-term capital lease obligations, net	$63,341

Rental expense under operating leases was $190,020 and $109,825 for the years ended December 31, 2010 and 2009, respectively.

Note 10 – Franchising

The Company executes franchise agreements that set the terms of its arrangement with each franchisee.  The franchise agreements require the franchisee or licensee to pay an initial fee of $46,500, currently, and 5% royalties on gross sales as well as fees for services provided to franchisees.  Subject to the Company’s approval and payment of a renewal fee, a franchisee may generally renew its agreement upon its expiration.  Direct costs of sales and servicing of franchise agreements are charged to general administrative expenses as incurred.

When an individual franchise is sold, the Company agrees to provide or assist certain services to the franchisee, including site selection, training, systems implementation, and design of a quality control program.  The Company recognizes initial fees as revenue when substantially all initial services required by the franchise are performed, which is generally upon opening of an office.  However, when revenue from initial fees is collectible over an extended period, and collectability is not reasonable assured, revenue is recognized using the installment method as fees are collected. Continuing fees are recognized as earned, with an appropriate provision for estimated uncollectible amounts charged to general and administrative expense.  The Company has not renewed any franchisee as the original term has not expired.  The Company will recognize renewal fees in income when a renewal agreement becomes effective.

Valiant Health Care, Inc.
Notes to the Consolidated Financial Statements

Note 10 – Franchising, continued

Revenue consisted of the following for the years ended December 31, 2010 and 2009:

	2010	2009

Franchise sales	$624,961	$895,200
Franschise support revenues	750,792	608,864
Medical equipment sales	330,636	-
Other revenue	5,753	1,001
Total revenue	$1,712,142	$1,505,065

In 2009, the Company began selling multiple unit franchises and has deferred the recognition of revenue related to these sales.  Deferred revenue at December 31, 2010 and 2009 represents that portion of total revenue from initial franchise sales accounting for using the installment method.  Amounts deferred as of December 31, 2010 and 2009 were $64,050 and $269,350 included in defined revenue and notes receivable on the balance sheet.

Note 11 – Promissory Notes

In April and July, 2009, the Company issued promissory notes to one investor in the aggregate principal amount of $50,000. The notes bear interest at a 12% per annum.  Interest payments were to be made quarterly.  All principal and interest on the notes were due on March 31, 2010.  The promissory notes had purchase warrants attached that entitled the note holder to purchase a specific number of shares of the Company’s stock at $.50 per share prior to maturity.  As of December 31, 2010, no purchase warrants were exercised.  On May 26, 2010, the holder of the promissory notes was issued shares of common stock for payment, and $375 was recorded to interest expense.

Note 12 – Income Taxes

As of December 31, 2010, the Company has liabilities for uncertain tax positions.  The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax laws and new authoritative rulings.

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Differences are primarily attributable to depreciation of assets, allowance for doubtful accounts and stock based compensation.

Valiant Health Care, Inc.
Notes to the Consolidated Financial Statements

Note 12 – Income Taxes, continued

Net deferred tax assets are computed at the statutory federal and state income tax rates in effect at the end of the year and consist of the following components as of December 31:

	2010	2009
Deferred tax assets
Change in allowance for doubtful accounts	$83,996	$3,500
Depreciation expense	15,045	6,474
Stock-based compensation	28,754	28,754
	$127,795	$38,728

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

	2010	2009

Computed "expected" tax expense	$(82,007)	$53,299
Increase (decrease) in income taxes resulting from:
Effect of non-temporary differences	5,234	2,834
Effect of state taxes (net of federal benefit)	(8,715)	6,373
Unrecognized tax benefit	29,398	-
	$(56,090)	$62,506

The provision (benefit) for income taxes as of December 31, 2010 and 2009 are as follows:

	2010	2009

Current federal income taxes and current State	$3,579	$101,234
Deferred income tax benefit:
Federal	(76,039)	(34,780)
State	(13,028)	(3,948)
Non-current	29,398	-
Total (benefit) provision for income taxes	$(56,090)	$62,506

Valiant Health Care, Inc.
Notes to the Consolidated Financial Statements

Note 12 – Income Taxes, continued

Reconciliation between actual income taxes and amounts at December 31, 2010 and 2009 computed by applying the federal statutory rate of 32.6% to pre-tax loss is summarized as follows:

	2010	2009

U.S. Federal statutory rate on loss before income taxes	32.64%	32.64%
Effect of non-temporary differences	-2.08%	1.74%
State income tax, net of federal tax benefit	3.47%	3.90%
Unrecognized tax benefit	-11.70%	0.00%
Total income tax provision	22.33%	38.28%

As of December 31, 2010 and 2009, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $101,234 and $0.

As reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2010 and 2009 is as follows:

	2010	2009

Balance as of beginning of fiscal year	$-	$-
Increase related to prior year tax positions	101,234	-
Balance as of December 31,	$101,234	$-

It is the Company’s policy to recognize interest and penalties related to income tax matters as a component of income tax expense.  The Company’s net liability for unrecognized tax benefits was $130,632 as of December 31, 2010, including $6,798 of interest and $25,308 of penalties and net assets of $2,709 in related deferred tax assets.  During fiscal year ended December 31, 2010, the Company accrued penalties of $32,107 related to the unrecognized tax benefits notes above.

The Company failed to timely file income tax return for the 2009 tax year.  The Company expects to file the return within the next 12 months, and has classified the unrecognized tax benefit as a current liability, accordingly.

Generally, the Company is no longer subject to U.S. Federal or State examinations by authorities for tax years prior to 2007.

Valiant Health Care, Inc.
Notes to the Consolidated Financial Statements

Note 13 – Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by chief operating decision maker in deciding how to allocate resources and in assessing performance.  Reportable segment consist of one or more operating segments with similar economic characteristics, products and services, production process, type of customer, distribution system and regulatory environment.  The information provided for Segment Reporting is based on internal reports utilized by management.  Results of operations are reported through two reportable segments: Atlantic Medical and Valiant.

The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregate

Valiant Health Care, Inc.	Franchise operations
Atlantic Medical Supply, Inc.	Medical supplies operations

The Company evaluates segment performances based on net segment income after tax.  The table below is segment information for income from continuing operations for each of the years in the three year period ended December 31, 2010:

	Valiant	Atlantic Medical	Adjusting and Elimination Entries	Segment Total

Revenues	$1,381,706	$330,436	$-	$1,712,142
Expenses	(1,642,066)	(194,877)	-	(1,836,943)
Interest expense	(11,400)	(10,512)	-	(21,912)
Other expense	(103,635)	(922)	-	(104,557)
Segment profits and losses before income taxes	(375,395)	124,125	-	(251,270)
Provision for income taxes	56,090	-	-	56,090
Segment net income (loss)	$(319,305)	$124,125	$-	$(195,180)
Total assets	$2,475,144	$527,403	$-	$3,002,547
Goodwill	$1,030,993	$-	$-	$1,030,993
Depreciation and amortization	$52,484	$-	$-	$52,484

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management reviewed the results of their assessment with our Audit Committee.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Leadership Structure and Role in Risk Oversight

The Company’s current board leadership structure separates the board chair and principal executive officer roles into two positions. Mirella Salem is the Chairwoman of the Board and Steven Turner is the President and Chief Executive Officer (principal executive officer). The Company determines what leadership structure it deems appropriate based on factors such as the experience of the applicable individuals, the current business environment of the Company or other relevant factors. After considering these factors, the Company determined that separating the positions of Chairman of the Board and principal executive officer is the appropriate board leadership structure at this time.

The Board of Directors is responsible for oversight of the Company’s risk management practices while management is responsible for the day-to-day risk management processes. This division of responsibilities is the most effective approach for addressing the risks facing the Company, and the Company’s board leadership structure supports this approach. The Board receives periodic reports from management regarding the most significant risks facing the Company. In addition, the Audit Committee assists the Board in its oversight role by receiving periodic reports regarding the Company’s risk and control environment.

Executive Officers and Directors

The executive officers and directors of the Company and their ages as of the date of this report are as follows:

Name	Age	Position

Mirella Salem	52	Chairwoman, Director and Co-Founder of Accessible Home Health Care
Steven Turner	43	President and Chief Executive Officer
John Rowsell	53	Senior Vice President of Franchise Relations
Angela C. Rodriguez	47	Chief Financial Officer
Boris Bergus, M.D.	46	Director (1)
Marc Love	40	Director (1) (2)
John J. McAteer	68	Director (1)(2)
Barry I. Rubin	75	Director (2)
Cheryl Rager	58	Director (1)

(1)	Member of Compensation Committee.
(2)	Member of Audit Committee.

Mirella Salem – Chairwoman and Director and Co-Founder of Accessible Home Health Care:

Ms. Salem was a Director of Valiant Delaware since its inception in April 2009 and has been our Director and Chairwoman since the Merger in July 2010.  Ms. Salem co-founded the predecessor of Accessible Home Health Care in 1999 and she has extensive experience in the insurance industry and in the administration of international health care policies.  Ms. Salem founded the high-end user friendly home health care company in response to her frustration in obtaining care for her mother.  Ms. Salem continues to be the standard bearer and quality control czar of the company.

Steven Turner – President and Chief Executive Officer:

Mr. Turner was the President of Valiant Delaware since its inception in June 2008 and has been our President and Chief Executive Officer since the Merger in July 2010.  Mr. Turner joined Accessible Healthcare Services, Inc. (which sold its domestic-related franchise assets to our predecessor in June 2009) in February 2006 where he served as its Chief Operating Officer.  From January 2004 to February 2006, he was Regional Operations Director/Administration of Caring People, a home health business in Delray Beach, Florida.  From January 1998 to January 2004, he was National Director of Providers of CHCS Services, a third party administrator business in Weston, Florida.

John Rowsell — Senior Vice President of Franchise Relations:

Mr. Rowsell was the Senior Vice President of Franchise Relations of Valiant Delaware since April 2009 and currently serves in the same capacity since the Merger in July 2010.  Mr. Rowsell joined Accessible Healthcare Services, Inc. (which sold its domestic-related franchise assets to our predecessor in June 2009) in December 2005, where he served in the same capacity.  From November 2003 to December 2005, he was District Sales Coordinator for Aflac, an insurance business in Coral Springs, Florida.  From August 1999 to November 2003, he was President of Cornerstone Carpet Cleaning Inc., a carpet cleaning business in Coral Springs, Florida.

Angela C. Rodriguez – Chief Financial Officer:

Ms. Rodriguez was the Chief Financial Officer of Valiant Delaware since July 1, 2009 and currently serves in the same capacity since the Merger in July 2010.  Ms. Rodriguez has been representing various clients in south Florida as part of her own accounting practice since October 1997.  Prior to having her own practice, from May 1990 until May 1997, Ms. Rodriguez held various positions with Alamo Rent A Car, Inc., in Fort Lauderdale, including Senior Manager—Accounting Systems, Manager—Cash Management, Supervisor—Cash Management and Analyst of Accounting Systems.  Ms. Rodriguez received her Bachelors degree in Accounting from the University of Tennessee in 1988 and a Masters in Accounting from Florida International University in December 1997.

Boris Bergus, M.D. – Director:

Dr. Bergus served as a Director of Valiant Delaware since April 2009 and has served as our Director since the Merger in July 2010.  Dr. Bergus serves on the Compensation Committee of the Board. Since 2004, Dr. Bergus has served as the Chief Executive Officer for and shareholder in Encompass Care Co., a cosmetic surgery center located in Framingham, Massachusetts and Rhode Island. Encompass Care Co. is also a franchisee of Valiant in Massachusetts. In addition, since 2005, he has served as medical director and physician for Americas Vein Centers.  Dr. Bergus received his medical degree from Harvard Medical School in 1999.  Dr. Bergus lives in Rehoboth, Massachusetts.

Marc Love – Director:

Mr. Love served as a Director of Valiant Delaware since April 2009 and has served as our Director since the Merger in July 2010.  Mr. Love is a member of the Audit Committee and chair of the Compensation Committee of the Board. From 2004 until August 2010, Mr. Love was the Director, Insurance Contracting for Heartland Home Health and Hospice, a wholly-owned subsidiary of Manor Care, LLC, a leading provider of short-term post-acute services and long-term care.  Mr. Love currently serves as Director of Managed Care Operations for the Medicare Advantage and Medicaid reform health plans, Positive Healthcare Partners and Positive Healthcare Florida, respectively, for AIDS Health Foundation.  He is a resident of Fort Lauderdale, Florida.  Mr. Love received a Chapter 7 bankruptcy discharge in July 2010.  He was forced to file as a result of the real estate market decline, specifically, his investment property lost 80% of its value and the mortgage holder refused to modify the loan.  The mortgage holder’s deficiency judgment forced Mr. Love to make the bankruptcy filing.

John J. McAteer – Director:

Mr. McAteer served as a Director of Valiant Delaware since April 2009 and has served as our Director since the Merger in July 2010. Mr. McAteer is a member of the Audit and Compensation Committees of the Board. Mr. McAteer is currently retired and resides in Summerfield, Florida.  Prior to his retirement, Mr. McAteer held numerous management level positions within the insurance industry, particularly in the claims department with General Accident and State Farm. Mr. McAteer principal responsibilities included setting standards for the expeditious processing of claims and pursuing and reducing fraud.

Barry I. Rubin – Director:

Mr. Rubin served as a Director of Valiant Delaware since April 2009 and has served as our Director since the Merger in July 2010.  Mr. Rubin serves on the Audit Committee of the Board and is the chair of that committee. Mr. Rubin has been in the real estate, mortgage and business acquisition and brokerage business in one form or another in South Florida since 1955, currently serving as a broker for Continental Business, Inc., a company located in Deerfield Beach, Florida. Mr. Rubin is a Charter Member of the Florida Business Brokers Association and has served has State Chairman and Local President of the South Florida Chapter. He has represented buyers and sellers in the multi-million dollar range and has been successful in the field of business brokerage for over 25 years. He has expertise in handling SBA financings and has successfully brokered over $100,000,000 in business deals.

Cheryl Rager – Director:

Mrs. Rager was appointed as a Director in September 2010 and has been the principal shareholder and initial investor in our predecessor, Accessible Healthcare Services, Inc. (which sold its domestic-related franchise assets to our predecessor in June 2009).  Mrs. Rager holds a Masters degree in personnel management and a Bachelors degree as an educator. She has held numerous senior and executive management position in Insurance fraud detection and risk management firms. After 12 successful years in business she decided to dedicate herself to being an educator, which she has been for the past 14 years. During her tenure in insurance fraud detection profession she participated in detection and prosecution of numerous major insurance fraud cases. She has provided consultancy and independent evaluation to Accessible Home Health Care since its inception.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

           Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of securities ownership and changes in such ownership with the SEC.  Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that, during the year ended December 31, 2010, its executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Meetings and Committees of the Board

During 2010, the Board of Directors held four meetings in person or via teleconference and six via written consent. During 2010, each director attended at least 75% of the meetings of the Board of Directors and of the committees on which he or she served. The Company does not have a policy regarding attendance by members of the Board of Directors at the Company’s annual meeting of shareholders, although the Company intends to encourage its directors to attend its annual meeting. In 2010, the Company did not hold an annual meeting of shareholders.

The Board of Directors of the Company has two permanent committees, the Audit Committee and the Compensation Committee.

Audit Committee:

The Audit Committee is responsible for recommending independent accountants, reviewing with the accountants the scope and results of the audit engagement, and consulting with independent accountants and management with regard to Valiant’s accounting methods and control procedures.  As of the date of this report, the Audit Committee was composed of Messrs. Rubin (Chairman), Love and McAteer.  Each member would be considered “independent” as defined by Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, Inc., as determined by our Board of Directors.

The Audit Committee oversees our financial reporting process on behalf of the Board of Directors. The committee’s responsibilities include the following functions:

●	approve and retain the independent auditors to conduct the annual audit of our books and records;

●	review the proposed scope and results of the audit;

●	review and pre-approve the independent auditors’ audit and non-audited services rendered;

●	approve the audit fees to be paid;

●	review accounting and financial controls with the independent auditors and our internal auditors and financial and accounting staff;

●	review and approve transactions between us and our directors, officers and affiliates;

●	recognize and prevent prohibited non-audit services; and

●	meeting separately and periodically with management and our internal auditor and independent auditors.

The Audit Committee operates under a written charter.  Our Board of Directors has determined that we have at least one audit committee financial expert, as defined by the rules and regulations of the SEC and the Nasdaq, serving on our audit committee, and that Mr. Rubin is the “audit committee financial expert”.  The Audit Committee held one meeting during 2010.

Compensation Committee:

The Compensation Committee is responsible for reviewing recommendations from the Chairman of the Board of Directors with regard to the compensation of officers of Valiant. and reporting to the Board of Directors its recommendations with regard to such compensation and will be responsible for operating and administering any stock incentive plans that might be adopted by Valiant. The Compensation is comprised of Mr. Love (Chairman), Dr. Bergus, Mr. McAteer and Mrs. Rager.

The Compensation Committee did not meet during 2010.

Code of Business Conduct and Ethics

The Board of Directors intends to adopt a Code of Business Conduct and Ethics for all officers, directors and employees. This Code of Ethics is intended to promote the highest standards of honest and ethical conduct throughout our  business, full, accurate and timely reporting, and compliance with law, among other things. A copy of the Code of Business Conduct and Ethics will be available under the “Investors” section of our website at www.valianthealthcare.com.

The Code of Business Conduct and Ethics will prohibit any waiver from its principles without the prior written consent of the Board of Directors. We intend to post on our website, www.valianthealthcare.com, in accordance with the rules of the Securities and Exchange Commission any amendment of, and any waiver from, the Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer, or any person performing similar functions.

Director Nominations

The Company does not have a standing nominating committee. The entire Board of Directors fulfills the role of a nominating committee. Because of the Company’s size and the size of its current Board of Directors, the Board believes it is desirable for the nominations function to be fulfilled by the full Board, rather than by a nominating committee. The entire Board of Directors serving as a nominating committee currently does not have a charter. Messrs. Bergus, Love and McAteer meet the independence requirements as defined by the listing standards of Nasdaq, however, because the common stock is not currently traded on any exchange or quotation system, the Company is not subject to the corporate governance standards of any securities exchange or Nasdaq regarding the independence of nominating committee members.

The Board of Directors will consider director nominees recommended by shareholders. A shareholder who wishes to recommend a person or persons for consideration as a nominee for election to the Board of Directors must send a written notice by mail to the Company, c/o Secretary, Valiant Health Care, Inc., 311 N. University Drive, Suite 625, Coral Springs, Florida 33065, that sets forth: (1) the name, business address, residence address, date of birth, biographical data and qualifications of each person whom the shareholder proposes to be considered as a nominee; (2) the number of shares of common stock beneficially owned by each proposed nominee; (3) any other information regarding the proposed nominee that would be required to be disclosed in a definitive proxy statement to shareholders pursuant to Regulation 14(a) of the Exchange Act; (4) the name, business address and residence address of the stockholder making the recommendation; and (5) the number of shares of common stock beneficially owned by the shareholder making the recommendation. The Company may require any proposed nominee to furnish additional information as may be reasonably required to determine the qualifications of the proposed nominee to serve as a director of the Company. Shareholder recommendations will be considered only if received no later than the 90th day and no earlier than 120 days before the date of the proxy statement sent to shareholders in connection with the previous year’s annual meeting of shareholders.

At this time, the Board of Directors does not have a formal policy with regard to the consideration of any director nominees recommended by the Company’s shareholders because the costs of establishing and maintaining procedures for the consideration of shareholder nominations would be unduly burdensome. Although the Board of Directors has not established formal minimum qualifications for its members, the Board of Directors would consider only potential nominees who have experience, talents, skills and other characteristics the Board of Directors as a whole should possess in order to maintain its effectiveness. Non-management director nominees would generally need to be independent as defined by the listing standards of the SEC and Nasdaq. Any nominee must be willing to serve for the nominal director’s compensation paid by the Company. In addition, the Board of Directors would evaluate nominees with the goal of maintaining a diversity of background and experience that complements the other directors. The Company does not utilize third parties to identify or evaluate potential director nominees. Candidates nominated by shareholders would be evaluated in the same manner as the candidates nominated by the Board of Directors. The Company has not received any recommendation for a director nominee from any shareholder.

2010 Director Compensation

Cash Compensation Paid to Board Members

For the fiscal year ended December 31, 2010, non-employee members of the Board of Directors were entitled to receive an attendance fee of $100 for each Board or Committee meeting.

Stock Option Awards

As of December 31, 2010, the Company did not have in place any stock option or other equity-based incentive plan for its non-employee directors.  In January 2011, the Board of Directors adopted its 2011 Non-Management Directors’ Stock Option Plan, which calls for automatic grants of options to purchase 15,000 common shares upon the initial election or appointment as a director. In addition to an initial award under the plan, each non-employee director will be automatically granted an option to purchase an additional 5,000 common shares on the last business day of each fiscal year.  These options will vest 1/3 per year for three years, beginning one year from the date of the grant, and expire at the end of 10 years.

Compensation Committee Interlocks and Insider Participation

Only Messrs. Bergus, Love and McAteer were members of the Compensation Committee at any time during 2010 and determined to be an independent director. There are no compensation committee interlocks between the members of the Company’s Compensation Committee and any other entity.

Shareholder Communications

Shareholders interested in communicating directly with the Board, or specified individual directors, may do so by writing the Corporate Secretary, 3111 N. University Drive, Suite 625, Coral Springs, Florida 33065. The Secretary will review all such correspondence and will regularly forward to the Board copies of all such correspondence that, in the opinion of the Secretary, relates to the functions of the Board or its committees or that the Secretary otherwise determines requires their attention. Directors may at any time review a log of all correspondence received by the Company that is addressed to members of the Board and request copies of such correspondence. Concerns relating to accounting, internal controls or auditing matters will immediately be brought to the attention of the Chairman of the Audit Committee and handled in accordance with procedures established by the Audit Committee with respect to such matters.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

Our Compensation Committee seeks to attract, motivate and retain key talent needed to enable us to operate successfully in a competitive environment. Its fundamental policy is to offer our executive officers competitive compensation opportunities based upon their personal performance, our financial performance and each executive officer’s contributions to our performance.

The Compensation Committee also recognizes that, from time to time, it is appropriate to enter into compensatory agreements with key executives to seek to further motivate such individuals or retain their services. While we currently do not have any such agreements with executive officers, we anticipate that such agreements will be entered into in the near future.

The Compensation Committee intends to periodically review the effectiveness and competitiveness of our executive compensation structure with the assistance of independent consultants and by conducting informal salary surveys.

Compensation Program

The key components of executive compensation are currently a base salary, with the expectations of the use of annual performance incentive compensation and long-term equity-based incentive grants as part of the employment agreements with the executive. Several of the more important factors that the committee has and will consider in establishing the components of each executive officer’s compensation package for 2011 are as follows:

●	Individual performance;

●	Our achievement of performance goals and of specific objectives;

●	The success of the business division within the individual’s area of responsibility;

●	Competitiveness with salary levels of similarly sized companies;

●	Internal compensation comparability standards; and

●	Our ability to pay an appropriate and competitive salary based upon our size and profitability.

Base Salary

Our executive officers receive base salaries that are determined based on their responsibilities, skills and experience related to their respective positions. The amount and timing of an increase in base compensation depends upon, among other things, the individual’s performance, and the time interval and any added responsibilities since his or her last salary increase.

Annual Incentive Compensation

We anticipate that as part of their employment agreements our executive officers will be eligible for annual performance-based incentive compensation payable in cash and tied to our achievement of performance goals, which typically include components related to profitability, either at the divisional or corporate levels, or a combination, depending upon the executive’s area of responsibility. During each year, the compensation committee will establish corporate performance targets and corresponding incentive compensation, which typically will be calculated as a percentage of the individual’s base salary, with more senior executives eligible for higher percentages.  The compensation committee may award additional or substitute incentive compensation at its discretion based on individual performance during the applicable year.

We strive to provide our named executive officers with a competitive base salary that is in line with their roles and responsibilities. We believe that similarly positioned peer companies would be the most appropriate to use for salary comparison purposes for our executive officers and significant employees. We believe that the compensation we provide to our executive officers is comparable to and probably less than that provided to other executive officers of similarly positioned home health care companies.

It is not uncommon for companies in our industry, to have base salaries and bonuses as the sole and only form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to similar positions within comparable peer companies and with consideration of the executive’s relative experience in his or her position. Based on an evaluation of available information with respect to the base salaries of executives of our competitors, the base salary and bonus paid to our named executive officers is in line with our competitors. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

The table below sets forth certain information relating to the compensation earned during the year ended December 31, 2010 and 2009, by our Principal Executive Officer and each of the other highest paid executive officers whose total annual salary and bonus exceeded $100,000 during the twelve months ended December 31, 2010 (collectively, the “Named Executive Officers”).  Disclosure is only provided for our principal executive officer, as no other executive officer’s total annual salary and bonus exceeded $100,000 during either 2009 or 2010.

Summary Compensation Table

The following table sets forth the total compensation awarded, paid to or earned by the Named Executive Officers during 2009 and 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)	Total ($)

Steven Turner
Chief Executive Officer	2010	$85,400	0	$46,000	(1)	0	0	$131,400
	2009	85,400	0	0		0	0	85,400

(1)
Reflects the aggregate grant date fair value of the award of 925,455 shares of stock to Mr. Turner in the Company based on a closing price of $0.05 per share on December 29, 2010 in accordance with FASB ASC Topic 718.

Option Grants in Last Fiscal Year

There were no option grants to the Named Executive Officers during the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2010, there were no outstanding equity awards held by the Named Executive Officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of the date of this report with respect to the beneficial ownership of our common stock by: (i) each director; (ii) each Named Executive Officer named in the Summary Compensation Table; (iii) each shareholder known by the Company to be a beneficial owner of more than 5% of the Company’s common stock; and (iv) all executive officers and directors as a group.  Unless otherwise indicated, each of the shareholders listed below exercises sole voting and dispositive power over the shares.  In general, “Beneficial Ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of the date of this report. Unless otherwise indicated, we believe that each person named below, based on information furnished by such owners, holds sole investment and voting power with respect to such shares, subject to community property laws where applicable, and that there are no other affiliations among the stockholders listed in the table. We calculated percentage ownership in accordance with the rules of the SEC using the total number of shares outstanding as of the date of this report, as well as shares deemed to be outstanding because of outstanding rights to acquire common stock that are currently exercisable or will be exercisable within 60 days of the date of this report.

Name and Address of Beneficial Owners (1)	Number of Shares Beneficially Owned	Percent of Class (2)

DMASC Holdings, Inc. (3)	15,835,580	53.0%
RJCM Investments, Inc. (4)	6,657,186	22.3%
Mirella Salem (4)	6,657,186	22.3%
Steven Turner	925,455	3.1%
John Rowsell .	462,727	1.5%
Angela C. Rodriguez	60,000	*
Boris Bergus, M.D.	-0-	*
Marc Love .	-0-	*
John J. McAteer .	-0-	*
Barry I. Rubin .	-0-	*
Cheryl Rager(3) .	15,835,580	53.0
All executive officers and director as a group (9) persons)(5)	23,940,948	80.1%

*	Represents less than 1%
(1)	Unless otherwise indicated, the address of the persons listed is c/o Valiant, 3111 N. University Drive, Suite 625, Coral Springs, Florida 33065.
(2)
Based on 29,902,344 shares outstanding. Except as indicated in the footnotes set forth below, the persons named in the table, to Valiant’s knowledge, have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares shown as owned by, and the voting power of, individual shareholders include shares which are not currently outstanding but which such shareholders are entitled to acquire or will be entitled to acquire within 60 days. Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by the particular shareholder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	The address for this shareholder is 10100 N. Sample Road, Suite 300, Coral Springs, Florida 33065. This entity is owned by Mrs. Rager and her family members.
(4)	The address for this shareholder is 10100 N. Sample Road, Suite 300, Coral Springs, Florida 33065. This entity is owned by a trust for certain relatives of Ms. Salem.

(5)	Includes the 24,492,766 shares beneficially owned by Mrs. Rager and Ms. Salem.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as may be provided below, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Background of Affiliate of Principal Shareholder

DMASC Holdings, Inc. (“DHI”), our principal shareholder, currently holds 15,835,580 shares or approximately 53% of our issued and outstanding common stock.  The shareholders, directors and officers of DHI are Cheryl Rager Dahod and her two children. Aarif Dahod is Cheryl Rager Dahod’s spouse and the father of the children. Mr. Dahod, as one of the members of management of Sahlen & Associates, Inc. (“SAI”), a publicly-held security company based in Deerfield Beach, Florida, made certain decisions in violations of the securities laws.  Although Mr. Dahod asserted his innocence, in February 1994, he lost on federal charges of conspiracy and fraud stemming from the activities of SAI.  Mr. Dahod is not an employee and does not serve as an officer or director of either DHI or Valiant.  He does, however, consult with our management and board of directors from time to time, representing the interests of DHI as a principal shareholder in Valiant.

Independent Board Members

The board has four members, Boris Bergus, Marc Love, John J. McAteer and Barry I. Rubin that meet the existing independence requirements of the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Tax Fees.  The following is a summary of the fees billed to the company by our current and previous principal accountants (Daszkal Bolton LLP and Moore & Associates Chartered, respectively) for professional services rendered for the year ended December 31, 2010.

2010
Audit Fees	$39,500
Tax Fees	$-0-

Fees for audit services include fees associated with the annual audit of the Company and the reviews of our quarterly reports on Form 10-Q. Tax fees include tax compliance, tax advice and tax planning related to federal and state tax matters.

All Other Fees. Other than the services described above, there were no other aggregate fees billed for services rendered by the principal accountant for the fiscal year ended December 31, 2010.

 Audit Committee Policies and Procedures. The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to the de-minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should nonetheless be approved by the Board of Directors prior to the completion of the audit. Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is and will be approved by the Audit Committee before the filing of the previous year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

3.1
Amended Articles of Incorporation of Valiant Health Care, Inc., (except for the name change amendment filed hereby, incorporated herein by reference to Exhibit 3(i) from the Registration Statement on Form 10 (File No. 000-53496) filed on February 3, 2009).

3.2	Bylaws of Valiant Health Care , Inc. (incorporated herein by reference to Registration Statement on Form 10 (File No. 000-53496) filed on February 3, 2009).

4.1	Specimen Common Stock Certificate

10.1
Asset Purchase Agreement between Valiant Health Care, Inc. and Willing Holding, Inc., dated July 15, 2010 (incorporated herein by reference to Valiant’s Current Report on Form 8-K, File No. 000-53496, filed July 19, 2010).

10.2
Share Purchase Agreement, dated July 15, 2010, by and between Willing Holding, Inc., New World Mortgage, Inc. and Francis Leonard  (previously filed with and incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 19, 2010).

10.3	Form of Employment Agreement to be used for certain executives*

21.1	Subsidiaries of the Company (None)

24.1	Power of Attorney (included in the Signature page)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a).

(b)	Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VALIANT HEALTH CARE, INC.

Date: April 27, 2011	By:	/s/ Steven Turner
Steven Turner
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of Valiant Health Care, Inc. (the “Corporation”) and the several undersigned officers and directors thereof whose signatures appear below, hereby makes, constitutes and appoints Mirella Salem and Steven Turner, and each of them, its, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for it, him or her and in its, his or her name, place and stead, in any and all capacities, to sign this annual report of the Corporation to be filed with the Securities and Exchange Commission (the “Commission”), together with any and all amendments (including post-effective amendments) to such registration statements, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully and to all intents and purposes as he might do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	TitleTitle	Date

/s/ Steven Turner	President (principal executive	April 27, 2011
Steven Turner	officer)

/s/ Angela C. Rodriguez	Chief Financial Officer (principal	April 27, 2011
Angela C. Rodriguez	financial and accounting officer)

/s/ Mirella Salem	Director	April 27, 2011
Mirella Salem

/s/ Boris Bergus	Director	April 27, 2011
Boris Bergus, M.D.

/s/ Marc Love	Director	April 27, 2011
Marc Love

/s/ John J. McAteer	Director	April 27, 2011
John J. McAteer

Signatures	TitleTitle	Date

/s/ Barry I. Rubin	Director	April 27, 2011
Barry I. Rubin

/s/ Cheryl Rager	Director	April 27, 2011
Cheryl Rager

EXHIBIT INDEX

Exhibit
Number	Description

3.1
Amended Articles of Incorporation of Valiant Health Care, Inc., (except for the name change amendment filed hereby, incorporated herein by reference to Exhibit 3(i) from the Registration Statement on Form 10 (File No. 000-53496) filed on February 3, 2009).

3.2	Bylaws of Valiant Health Care , Inc. (incorporated herein by reference to Registration Statement on Form 10 (File No. 000-53496) filed on February 3, 2009).

4.1	Specimen Common Stock Certificate

10.1
Asset Purchase Agreement between Valiant Health Care, Inc. and Willing Holding, Inc., dated July 15, 2010 (incorporated herein by reference to Valiant’s Current Report on Form 8-K, File No. 000-53496, filed July 19, 2010).

10.2
Share Purchase Agreement, dated July 15, 2010, by and between Willing Holding, Inc., New World Mortgage, Inc. and Francis Leonard  (previously filed with and incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 19, 2010).

10.3	Form of Employment Agreement to be used for certain executives*

21.1	Subsidiaries of the Company (None)

24.1	Power of Attorney (included in the Signature page)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a).